Form 10-K
period 2018-12-31
PhaseBio Pharmaceuticals Inc
filed 2019-03-26
CIK 1169245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(610) 981-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common Stock, par value $0.001 per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

Class of Common Stock	Outstanding Shares as of March 15, 2019
Common Stock, $0.001 par value	24,498,425

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•

the timing, progress and results of clinical trials of PB2452, PB1046 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•

the timing of any submission of filings for regulatory approval of PB2452, PB1046 and any other product candidates and our ability to obtain and maintain regulatory approvals for PB2452 and PB1046 for any indication;

•	our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;

•	our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes and our ability to maintain agreements with third parties;

•	our expectations regarding the scope of any approved indication for PB2452 and PB1046;

•	our ability to successfully commercialize our product candidates;

•	our ability to leverage our proprietary elastin-like polypeptide technology to identify and develop future product candidates

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our ability to establish or maintain collaborations or strategic relationships;

•	our ability to identify, recruit and retain key personnel;

•	our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;

•	our financial performance;

•	our competitive position and the development of and projections relating to our competitors or our industry;

•	the impact of laws and regulations; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

You should refer to “Item 1A. Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

You should read this report and the documents that we reference in this report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

All brand names or trademarks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the symbols ® and TM, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. Unless the context requires otherwise, references in this report to “PhaseBio,” the “Company,” “we,” “us,” and “our” refer to PhaseBio Pharmaceuticals, Inc.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat orphan diseases, with an initial focus on cardiopulmonary indications. Our lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which we are developing for the treatment of patients on ticagrelor who are experiencing a major bleeding event or those who require urgent surgery. We recently completed a Phase 1 clinical trial of PB2452 in healthy subjects and intend to initiate a Phase 2a clinical trial in healthy older subjects in the first half of 2019. Our second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension, or PAH. PB1046 utilizes our proprietary half-life extending elastin-like polypeptide, or ELP, technology, which also serves as the engine for our preclinical pipeline. We retain worldwide rights to all of our product candidates.

PB2452 is a novel recombinant human monoclonal antibody antigen-binding fragment, or Fab fragment, designed to reverse the antiplatelet activity of ticagrelor. Ticagrelor is an antiplatelet therapy widely prescribed to reduce the rates of death, heart attack and stroke in patients with acute coronary syndrome, or ACS, or who have previously experienced a heart attack. The American College of Cardiology, American Heart Association and European Society of Cardiology guidelines recognize ticagrelor as the preferred antiplatelet therapy for ACS. In 2018, ticagrelor, currently marketed by AstraZeneca plc, or AstraZeneca, under the brand names Brilinta and Brilique, had worldwide sales of $1.3 billion, an increase of 22% over 2017 sales. In the fourth quarter of 2018, ticagrelor had worldwide sales of $376 million, an increase of 26% over sales in the fourth quarter of 2017. Ticagrelor binds to platelets to prevent them from forming blood clots, which could restrict blood flow to critical organs in these patients, causing heart attacks or strokes. Due to ticagrelor’s antiplatelet activity, patients on ticagrelor have an elevated risk of spontaneous bleeding. In addition, patients on ticagrelor who need urgent surgery cannot wait the recommended five days for ticagrelor’s effect to dissipate and are at increased risk of major bleeding during and after surgery. There are currently no known reversal agents approved or in clinical development for ticagrelor or any of the other antiplatelet drugs. In our Phase 1 clinical trial, PB2452 achieved immediate and complete reversal of ticagrelor’s antiplatelet activity, with potential customizable duration of reversal based on the dosing regimen, which we believe has the potential to bring life-saving therapeutic benefit to these patients by increasing the safety of ticagrelor. We believe the availability of a reversal agent could expand ticagrelor’s use by mitigating concerns regarding bleeding risk and uniquely position ticagrelor as the only oral antiplatelet drug with a reversal agent.

We recently completed a Phase 1 dose escalation clinical trial of PB2452 in healthy subjects ages 18 to 50 who had been pre-dosed with ticagrelor. In this trial, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion, and sustained reversal for over 20 hours in later dosing cohorts in which we administered PB2452 over an extended infusion period.

Based on our observations in our Phase 1 trial, duration of reversal may be controlled by duration of the infusion, which may allow for customization based on patient needs. There were no PB2452-related adverse events, or AEs, or serious adverse events, or SAEs, in any of the dose cohorts. We believe that the results of the Phase 1 trial support the continued development of PB2452 to treat ticagrelor patients who are experiencing a major bleeding event or those who require urgent surgery.

We intend to initiate a Phase 2a clinical trial of PB2452 in healthy older subjects in the first half of 2019 in order to evaluate safety and efficacy of the potentially therapeutic doses and dosing regimens from the Phase 1 trial in this population. Older adults exhibit more variability in drug response to ticagrelor and higher levels of baseline platelet reactivity compared to younger subjects, and they resemble the patient population most likely to be treated with ticagrelor and potentially benefit from PB2452, if approved. We intend to design the Phase 2a trial to identify the most appropriate dose and dosing regimen of PB2452 for our planned Phase 2b and Phase 3 clinical trials.

In mid-2019, we intend to request a meeting with the U.S. Food and Drug Administration, or the FDA, to review the clinical profile of and confirm the regulatory pathway for PB2452. Subject to discussions with the FDA, we intend to initiate a multi-center Phase 2b clinical trial of PB2452 in healthy older adults in the second half of 2019. Subject to discussions with the FDA, we intend to initiate a multi-center phase 2b clinical trial of PB2452 in healthy older subjects in the second half of 2019 and an international, multi-center phase 3 clinical trial in patients on ticagrelor who are experiencing a major bleeding event or require urgent surgery in 2020. The FDA’s accelerated approval regulations allow drugs that are being developed to treat an unmet medical need for serious conditions to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. If considered appropriate by the FDA, we intend to pursue accelerated approval, which would allow us to submit a biologics license application, or BLA, prior to completion of the Phase 3 clinical trial based on biomarker data from an initial subset of the Phase 3 patients. If we were to receive accelerated approval, the completion of the Phase 3 trial would be a post-marketing commitment.

PB1046 is being developed as a once-weekly, novel treatment for PAH, a progressive, life-threatening, orphan disease caused by vasoconstriction and structural deterioration of the pulmonary arteries, which can lead to heart failure and, eventually, death. PB1046 is a subcutaneously-injected, sustained release analogue of the native human peptide vasoactive intestinal peptide, or VIP. VIP is a neurohormone that relaxes the muscles surrounding blood vessels, causing them to dilate, which results in improved blood flow. In contrast to the currently approved therapies for PAH, which only target vasodilation, we believe that VIP also suppresses the adverse remodeling of blood vessels and increases cardiac contractility and relaxation. We believe that PB1046 has the potential to be disease-modifying and complementary to current standard of care therapies for PAH.

We have completed two clinical trials of subcutaneously-injected PB1046 in subjects with cardiovascular diseases. In these trials, PB1046 was observed to be well tolerated, with no drug-related SAEs. In both trials, we observed that patients who received PB1046 experienced statistically significant reductions in blood pressure that were sustained for at least one week, with no reported episodes of symptomatic hypotension. We have also completed enrollment of an exploratory Phase 1b/2a clinical trial to evaluate the effects of PB1046 on pulmonary arterial pressure in PAH patients with a CardioMEMS device, an implanted hemodynamic monitor that continuously reports pulmonary arterial pressure and cardiac function. In preliminary results from this trial, we have observed reductions in pulmonary arterial pressure and increases in cardiac output, which we believe are consistent with potential beneficial effects of PB1046. We have begun dosing patients in a randomized, double-blinded, controlled Phase 2b clinical trial in approximately 60 PAH patients to assess the safety, tolerability and efficacy of PB1046. This clinical trial will evaluate the effects of PB1046 on pulmonary arterial pressure and exercise tolerance, including the distance the patient can walk in six minutes, which is an important clinical endpoint that the FDA has previously used as the basis for approval of other PAH drugs. We expect to report results from this trial in 2020.

PB1046 and our preclinical product candidates are based on our proprietary ELP technology. Our ELP technology extends the circulating half-life of proteins and peptides and also provides a sustained-release mechanism, resulting in exposure of active molecules for periods of a week or longer from a single subcutaneous injection. We believe that our ELP technology enhances solubility, stability and bioavailability, provides extended drug exposure and creates product candidates that are straightforward to manufacture and administer. Our strategy is to apply our ELP technology to proteins and peptides with well-characterized therapeutic activities but suboptimal half-lives to improve their pharmacokinetics, enable their use as pharmaceutical products and allow for more convenient dosing regimens. To date, we have not observed any drug-related SAEs in any of the over 500 subjects in clinical trials of our ELP product candidates.

We have an experienced management team that includes individuals with experience in translational research, orphan and cardiopulmonary drug discovery, development and commercialization. We are led by our Chief Executive Officer, Jonathan P. Mow, who brings more than 25 years of experience in biotechnology management, including previous executive experience at Amylin Pharmaceuticals, Corus Pharma, PathoGenesis and Bristol-Myers Squibb.

Strategy

Our strategy is to identify, develop and commercialize therapies to treat orphan diseases, with an initial focus on cardiopulmonary indications. The key elements of our strategy include:

•

Continue to advance PB2452 through clinical development and regulatory approval. We intend to develop and commercialize PB2452 as a novel reversal agent for the antiplatelet drug ticagrelor. We recently completed a Phase 1 dose escalation clinical trial of PB2452, delivered as an intravenous infusion, in healthy subjects that was designed to identify the dose and dosing regimen, determine proof of concept and evaluate the safety and tolerability of PB2452. We intend to initiate a Phase 2a clinical trial of PB2452 in healthy older subjects in the first half of 2019 in order to evaluate safety and efficacy of the potential therapeutic doses and dosing regimens from the Phase 1 trial in this population. Subject to discussions with the FDA, we intend to initiate a multi-center Phase 2b clinical trial in healthy older adults in the second half of 2019. Based on a planned interim assessment of an initial subset of patients in this trial, we plan to initiate an international, multi-center Phase 3 clinical trial in patients on ticagrelor who are experiencing a major bleeding event or require urgent surgery. If considered appropriate by the FDA, we intend to pursue accelerated approval, which would allow us to submit a BLA prior to completion of the Phase 3 clinical trial based on biomarker data from an initial subset of the Phase 3 patients.

•

Continue to develop PB1046. We intend to advance PB1046 through clinical trials as a once-weekly novel treatment for PAH that is vasodilatory, potentially disease-modifying and complementary to the current standard of care therapies. We are currently conducting a Phase 2b clinical trial of PB1046 and expect to report results from this trial in 2020. Based on the results of this trial, we intend to advance this product candidate into Phase 3 clinical development for the treatment of PAH.

•

Broaden the potential therapeutic applications of PB1046. Due to improvements in pharmacokinetics that we have observed with our ELP technology, we believe that the therapeutic potential of VIP can be applied to a variety of other orphan indications. Preclinical data suggest PB1046 may have clinical benefit in cardiomyopathy associated with Duchenne Muscular Dystrophy, or DMD, heart failure and other cardiomyopathies and in cystic fibrosis. As such, we intend to strategically broaden the therapeutic applications of PB1046 by exploring its development in additional indications.

•

Leverage our ELP technology platform to expand our development pipeline. We believe that our ELP technology enhances solubility, stability and bioavailability, provides extended drug exposure and creates product candidates that are straightforward to manufacture and administer. As such, we plan to utilize our platform to identify product candidates for additional orphan indications. We intend to apply our ELP technology to improve the pharmacokinetics of proteins and peptides with well-characterized therapeutic activities but suboptimal half-lives, in order to improve their pharmacokinetics, enable their use as pharmaceutical products and allow for more convenient dosing regimens.

•

Commercialize our product candidates. We have entered into exclusive license agreements with AstraZeneca for PB2452 and Duke University for our ELP technology pursuant to which we retain worldwide commercial rights to our product candidates. If approved in the United States, we intend to commercialize PB2452 independently, and we may either commercialize PB1046 independently or in collaboration with a partner. As we advance towards regulatory approvals for our product candidates, we intend to establish a focused marketing and sales infrastructure. We may also explore collaborations or partnerships to commercialize PB2452 and PB1046 outside of the United States.

Pipeline

Our pre-clinical and clinical-stage pipeline is set forth below:

PB2452: Antiplatelet Therapy Reversal Agent for Ticagrelor

Our lead product candidate, PB2452, is a novel ticagrelor reversal agent, which we are developing for the treatment of patients on ticagrelor who are experiencing a major bleeding event or who require urgent surgery. We recently completed a Phase 1 dose escalation clinical trial of PB2452, delivered as an intravenous infusion, in healthy subjects that was designed to identify the dose and dosing regimen, determine proof of concept and evaluate the safety and tolerability of PB2452. We intend to initiate a Phase 2a clinical trial in healthy older subjects in the first half of 2019.

Background on Acute Coronary Syndrome

ACS describes a range of conditions associated with sudden reduced blood flow to the heart, including unstable angina and myocardial infarction, or heart attack. ACS is caused by the inappropriate formation of clots in the coronary arteries. These blood clots are made up primarily of platelets, small lens-shaped cells found in the blood that normally aggregate at sites of injury to help stop bleeding. According to the Centers for Disease Control and Prevention, approximately 790,000 Americans have a heart attack every year, and heart attacks are a leading cause of death in the developed world.

The primary treatment for ACS is the use of antiplatelet drugs to prevent the worsening of existing clots or to reduce the formation of additional clots. These clots can occur in the heart or in stents that are placed in the blocked coronary artery to keep the blood vessel open or elsewhere in the body. Without antiplatelet drugs, patients are at a significantly increased risk of recurrent heart attacks, stroke and death. The standard of care for ACS patients is dual antiplatelet therapy, or DAPT, which is a combination of aspirin and an inhibitor of a specific receptor found on platelets known as the P2Y12 receptor. This combination is started after a patient experiences a heart attack or other manifestation of ACS and has been shown to significantly reduce platelet aggregation and clot formation and reduce the frequency of recurrent heart attacks, stroke and death.

While the antiplatelet drugs used in DAPT have proven effective at improving overall outcomes in ACS patients, their suppression of blood clotting increases patients’ risk of bleeding. Bleeding events in patients on antiplatelet therapy, which can occur spontaneously or as a result of injury or surgery, are classified as minor or major. In the 18,000-patient clinical trial, Platelet Inhibition and Patient Outcomes, or PLATO, conducted by AstraZeneca, ticagrelor was shown to be superior to the antiplatelet drug clopidogrel, marketed under the brand name Plavix, in reducing recurrent heart attack, stroke and death in patients with ACS. However, in both treatment groups, 11% to 12% of patients in the trial suffered major bleeding events, and in 5.8% of patients, these major bleeding events were fatal or life-threatening. The causes of bleeding varied in the trial population. In approximately 3% of the patients on ticagrelor, the major bleeding events were spontaneous and not related to any medical procedure, whereas approximately 9% of patients on ticagrelor developed major bleeding that was related to procedures like coronary artery bypass surgery, or CABG. Although the trial protocol recommended that patients who needed CABG stop taking ticagrelor for one to three days prior to surgery, nearly half of all ticagrelor patients needed surgery urgently and could not wait the up to three days for ticagrelor’s effect to dissipate so normal blood clotting could be restored. Overall, up to 80% of patients who underwent CABG surgery in the trial suffered a major or life-threatening bleeding event related to the surgery, and for those who needed urgent surgery and could not wait three days for the effects of ticagrelor to dissipate, approximately 50% experienced a fatal or life-threatening bleeding event. While some of this risk was likely associated with patients’ underlying conditions, the overall bleeding risk is significantly increased by antiplatelet drugs, and the current U.S. and European prescribing information for ticagrelor suggests suspension of ticagrelor treatment for five days and seven days, respectively, prior to surgery.

Despite the increased bleeding risk, antiplatelet drugs, along with anticoagulant drugs which are used to prevent clots in veins, represent some of the most widely prescribed drugs in the United States due to their lifesaving effects. While both of these classes of drugs increase the risk of bleeding, reversal agents have been developed for anticoagulant drugs, but to date, no reversal agents exist for antiplatelet drugs. In the absence of a reversal agent, physicians have limited treatment options, and sometimes administer platelet transfusions, which are unproven in this setting. The ability to quickly reverse the antiplatelet activity of ticagrelor and restore normal clotting would increase its safety, both in instances of major bleeding as well as in situations where surgical or other medical interventions associated with bleeding are urgently needed.

Background on Antiplatelet Drugs

The three oral antiplatelet P2Y12 receptor antagonist drugs prescribed in DAPT are clopidogrel, marketed under the brand name Plavix, prasugrel, marketed under the brand name Effient, and ticagrelor, marketed under the brand names Brilinta and Brilique. Unlike clopidogrel and prasugrel that permanently bind to and inhibit the target receptors on platelets, ticagrelor binds to the P2Y12 receptor in a transient manner, quickly cycling on and off the receptor. We believe this transient binding of ticagrelor presents a unique opportunity to develop a specific reversal agent for ticagrelor, whereas the permanent binding of the other drugs to the receptor precludes a reversal agent from being developed.

Ticagrelor is considered the best-in-class P2Y12 antiplatelet agent because it has demonstrated superior efficacy compared to clopidogrel. In 2017, ticagrelor accounted for 17% of new P2Y12 antiplatelet prescriptions in the United States. In 2018, ticagrelor had worldwide sales of $1.3 billion, an increase of 22% over 2017 sales. Ticagrelor has achieved this level of market share despite the availability of generic versions of clopidogrel and prasugrel. We believe ticagrelor growth is being driven in part by treatment guidelines from the American College of Cardiology, American Heart Association and the European Society of Cardiology that recognize ticagrelor as the preferred antiplatelet treatment for ACS. We believe that the availability of a reversal agent could further drive the use of ticagrelor by making it the only reversible oral P2Y12 antiplatelet treatment, thereby conferring a possible safety benefit over the other agents. Furthermore, based on the growth of clopidogrel prescriptions after the introduction of a generic form of that drug, we believe ticagrelor prescriptions could grow significantly after its patents expire and generic competition drives prices down to similar levels as other P2Y12 antiplatelet therapies.

Our Solution: PB2452

PB2452 is a human Fab fragment that binds to ticagrelor with high affinity and specificity to reverse ticagrelor’s antiplatelet activity. We believe that the availability of PB2452 may further differentiate ticagrelor from other P2Y12 receptor antagonists by providing for better clinical management of the balance between the desired antiplatelet effect and prevention or control of bleeding. We exclusively licensed PB2452 from MedImmune Limited, or MedImmune, a wholly owned subsidiary of AstraZeneca.

PB2452 Background

Ticagrelor works by binding to the P2Y12 receptor on platelets, thereby preventing adenosine diphosphate, or ADP, from causing platelet aggregation. Ticagrelor binds transiently to the P2Y12 receptor quickly cycling on and off, allowing PB2452 to bind to free ticagrelor, thereby preventing ticagrelor’s inactivation of the receptor and removing ticagrelor from circulation. With ticagrelor removed, ADP can once again activate the P2Y12 receptor and induce platelet aggregation. This activity is illustrated below.

Mechanism of action of ticagrelor and its reversal by PB2452

PB2452 binds to ticagrelor with an affinity that is approximately 100 times stronger than ticagrelor’s affinity for the P2Y12 receptor. This high affinity enables PB2452 to bind to free ticagrelor, resulting in an immediate reversal of ticagrelor’s effect and restoration of platelet activity.

Clinical Development of PB2452

Phase 1 Clinical Trial

We recently completed a Phase 1 dose escalation clinical trial of PB2452, delivered as an intravenous infusion, in healthy subjects pre-dosed with ticagrelor that was designed to identify the target dose, determine proof of concept and evaluate the safety and tolerability of PB2452. In the trial, we observed that PB2452 immediately and completely reversed the antiplatelet effects of ticagrelor. We conducted this trial pursuant to an investigational new drug, or IND, application that we sponsored and that became effective in March 2018. In March 2019, the full results from this trial of PB2452 were published in the New England Journal of Medicine.

Our Phase 1 clinical trial enrolled 64 subjects across 10 dose cohorts. Based on pharmacokinetic and pharmacodynamic data from the early dose cohorts in the trial, we adjusted the intravenous infusion of PB2452 to identify the optimal dose and dosing regimen for future trials and for the target patient populations. The initial three cohorts of subjects were dosed with 30-minute intravenous infusions of PB2452 alone in order to assess pharmacokinetics and safety. Subsequent cohorts were pre-dosed with the standard clinical regimen of ticagrelor for two days prior to administration of PB2452 to enable direct assessment of reversal of ticagrelor’s inhibition of platelet aggregation using platelet function assays. There were no PB2452-related AEs or SAEs in any of the dose cohorts.

In cohorts 5 and 6, which were the first cohorts in which potentially pharmacodynamically active doses of PB2452 were administered, we saw immediate and complete reversal of ticagrelor’s antiplatelet activity based upon restoration of platelet function. In 11 out of 12 subjects, platelet function was restored at the first measured time point at the end of the 30-minute infusion. The duration of reversal varied from approximately one to four hours depending upon the dose level and subject, with longer duration at higher doses. In cohort 7, we modified the dosing regimen to deliver a total dose of 18 g, with 3 g delivered in the first five minutes of infusion, followed by 15 g delivered at a constant rate over an additional 7 hours and 55 minutes. In cohort 7, we observed that all subjects achieved complete and sustained restoration of platelet function within two hours after the start of infusion. The duration of reversal in cohort 7 lasted approximately 16 hours from the start of the infusion as measured by restoration of platelet activity.

In cohorts 8, 9 and 10, the dosing regimen of PB2452 was further refined to achieve both a more rapid onset of reversal and a longer duration of reversal compared to earlier cohorts. We administered a total dose of 18 g, with the initial 6 g delivered as a bolus in cohorts 8, 9 and 10. The remaining 12 g was administered after the initial bolus for an additional 12 to 16 hours in cohorts 8, 9 and 10. In each of these cohorts, we observed both immediate and complete reversal within the first five minutes following initiation of infusion and a sustained duration of reversal of over 20 hours. We intend to further evaluate the dose and dosing regimens observed in these cohorts in future clinical trials.

Future Clinical Development Plans

We intend to initiate a Phase 2a clinical trial of PB2452 in healthy older subjects in the first half of 2019 in order to evaluate safety and efficacy of PB2452 in this population. Older adults may exhibit more variability in drug response to ticagrelor and potentially higher levels of baseline platelet reactivity compared to younger subjects, and they resemble the patient population most likely to be treated with ticagrelor who could potentially benefit from PB2452, if approved. We anticipate that this trial will be a randomized, double blind, sequential, four-cohort, single dose trial. We intend to design the Phase 2a trial to identify the most appropriate dose and dosing regimen of PB2452 for our planned Phase 2b and Phase 3 clinical trials.

In mid-2019, we intend to request a meeting with the FDA to review the clinical profile of PB2452 and confirm our later phase development plans. Subject to discussions with the FDA, we intend to initiate a multi-center Phase 2b clinical trial in the second half of 2019 in healthy older subjects aged 50 to 80 who have been pre-dosed with ticagrelor in order to assess the safety, tolerability and efficacy of the dose and dosing regimen of PB2452 established in our Phase 1 and Phase 2a clinical trials. Like the Phase 2a trial, these subjects will be enrolled in the Phase 2b trial because they are closer in age to the patient population most likely to be treated with ticagrelor and potentially benefit from PB2452. We expect that the trial will be conducted with a pre-specified interim analysis after an initial subset of subjects has been treated with PB2452.

Based upon confirmation of the dose and dose regimen in healthy older subjects, we intend to initiate a multi-center Phase 3 clinical trial designed to assess the effectiveness of PB2452 as a reversal agent in patients on ticagrelor who are experiencing a major bleeding event or who require urgent surgery. The FDA’s accelerated approval regulations allow drugs that are being developed to treat an unmet medical need for serious conditions to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. If considered appropriate by the FDA, we intend to pursue accelerated approval of PB2452, which would allow us to submit a BLA prior to completion of the Phase 3 clinical trial based on restoration of platelet aggregation as a biomarker in an initial subset of the Phase 3 patients. If we were to receive accelerated approval, the completion of the Phase 3 clinical trial would likely be a post-marketing commitment.

PB2452 Preclinical Studies

In preclinical studies conducted by AstraZeneca, it was observed that PB2452 rapidly removed free ticagrelor and restored normal platelet aggregation and normal bleeding time. In a preclinical model of pigs pre-dosed with ticagrelor and aspirin, circulating levels of ticagrelor dropped by over 100-fold when measured five minutes after the administration of PB2452 and remained below the limit of quantitation for at least four hours. It was further observed in this model that dosing with ticagrelor and aspirin resulted in a 90% reduction in platelet aggregation. A single administration of PB2452 reversed and restored over 50% of ADP-induced platelet aggregation activity within five minutes and over 80% in one hour.

It was also observed that PB2452 reduced bleeding that had previously increased due to the presence of ticagrelor. In mice pre-dosed with ticagrelor, bleeding was initiated by a tail cut and bleeding time and total blood loss were measured. Mice treated with ticagrelor had a 4.3-fold increase in median blood loss and a 1.7-fold increase in median bleeding time versus untreated control mice. A single administration of PB2452 reduced circulating levels of free ticagrelor below the limit of quantification and blood loss and bleeding time were reduced to levels that were not significantly different to the untreated control group.

PB1046 for the Treatment of Pulmonary Arterial Hypertension

We are developing our second product candidate, PB1046, as a once-weekly novel treatment for PAH. PB1046 is based on our proprietary ELP half-life extension technology. We are currently conducting a Phase 2b clinical trial in PAH patients to assess the safety, tolerability and efficacy of PB1046. We have received two orphan drug designations for PB1046 from the FDA, one for the treatment of PAH and a second for cardiomyopathy associated with DMD. In February 2018, we received Small Business Innovation Research, or SBIR, grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of PB1046 for the treatment of PAH for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the U.S. government will receive a non-exclusive, royalty-free license to use any technology we develop under such grants. As of December 31, 2018, we had recognized $0.7 million of grant revenue under the SBIR grants.

Background on PAH

PAH is a progressive and life-threatening orphan disease with no known cure. Common symptoms, which worsen as the disease progresses, include shortness of breath, fatigue, angina, fainting, light headedness and abdominal distension. The disease is caused by abnormal constriction and adverse remodeling of the arteries and is characterized by high blood pressure in the pulmonary arteries, the blood vessels leading from the heart to the lungs. This pressure restricts blood circulation through the lungs resulting in poor oxygenation, abnormal strain on the heart’s right ventricle and underfilling of the left ventricle. Over time, the remodeling worsens as inflammatory cells are recruited. This leads to tissue scarring and fibrosis, which results in severe restriction of blood flow, increasing the risk of developing life-threatening blood clots, heart failure and premature death.

The clinical severity of PAH is classified according to a system originally developed for heart failure by the New York Heart Association and then modified by the World Health Organization for patients with PAH, ranging from functional class I (no symptoms) through functional class IV (severe symptoms). Most standard of care therapy is initiated in patients who have progressed to class II or beyond.

According to the Pulmonary Hypertension Association, there are approximately 30,000 patients diagnosed with PAH in the United States. There are several approved therapies for PAH, and patients initially start treatment with a combination of two oral therapies. While advances in the treatment of PAH over the last two decades have markedly improved median survival from 2.8 years to approximately 9 years after diagnosis, PAH patients still face significant burdens from their disease and premature death. We estimate, based on publicly disclosed product sales data, that 2013 combined global sales for PAH therapies were approximately $4.5 billion. Product sales have expanded by more than 30% since 2013 and continue to grow.

Limitations of Current Therapies for PAH

There is currently no cure for PAH. The three classes of currently approved drugs for the treatment of PAH are all systemic vasodilators that directly modulate vasoconstrictive or vasodilatory pathways. These currently approved therapies for PAH focus on three distinct molecular pathways: the endothelin pathway, the nitric oxide pathway and the prostacyclin pathway. The classes of drugs that target these three pathways are:

•

Endothelin Receptor Antagonists. Endothelin receptor antagonists work by blocking the action of endothelin-1, a potent vasoconstrictor, thereby increasing blood flow to the lungs. These drugs, which are delivered orally, include bosentan and macitentan, marketed by Actelion as Tracleer and Opsumit, and ambisentan, marketed by Gilead as Letairis.

•

Nitric Oxide Pathway Modulators. Nitric oxide is a naturally occurring molecule that is widely recognized as important in a number of biological processes. Nitric oxide causes blood vessels to relax and widen, resulting in an increase in blood flow. Oral drugs such as sildenafil, marketed by Pfizer as Revatio, and tadalafil, marketed by United Therapeutics as Adcirca, are phosphodiesterase type 5 inhibitors that work by enhancing the activity of naturally occurring nitric oxide.

•

Prostacyclin Analogues and IP Prostacyclin Receptor Agonists. Patients with PAH have been shown to have reduced levels of prostacyclin, a naturally occurring substance that relaxes the pulmonary blood vessels, prevents platelet aggregation and inhibits the proliferation of smooth muscle cells in the pulmonary vessels. Prostacyclin analogues and IP prostacyclin receptor agonists, such as iloprost, treprostinil and selexipag, marketed by Bayer and Actelion as Ventavis, United Therapeutics as Remodulin and Actelion as Uptravi, respectively, mimic the effects of prostacyclin and are approved therapies for PAH.

These drugs have been shown to improve exercise capacity, quality of life, pulmonary arterial pressure and short-term survival in PAH patients and suggest enhanced long-term survival based on observational studies. However, none of the current treatments is curative and long-term prognosis remains poor. These therapies have a singular approach to treating PAH by modulating the vasoconstrictive or vasodilatory pathways but have limited ability to address other disease processes such as inflammation, cell proliferation, fibrosis and vascular remodeling. Furthermore, these drugs can cause hypotension, which can cause fainting and dizziness and can be life-threatening. As the disease progresses, additional vasodilator therapies are typically added to existing therapies rather than replacing drugs that are no longer providing sufficient benefit.

Our Solution: PB1046

PB1046, a novel, subcutaneously-injected VIP analogue, is a recombinant fusion protein composed of VIP and our proprietary ELP half-life extension technology. Based on the pharmacokinetic profile of PB1046 observed in our clinical trials, the fusion of VIP to ELP results in both a longer circulating half-life and a prolonged absorption profile, potentially enabling once weekly dosing. We believe that, in addition to vasodilation, PB1046 may suppress the adverse remodeling of blood vessels and increase cardiac contractility and relaxation. PB1046 has been administered to more than 60 patients with hypertension or a history of cardiac disease in three Phase 1/2 clinical trials conducted in the United States with no drug-related SAEs to date.

PB1046 Background

VIP is a peptide hormone produced in many tissues throughout the body. Native VIP exerts its function in the body by binding to two distinct receptors: vasoactive intestinal peptide receptor 1, or VPAC1, and vasoactive intestinal peptide receptor 2, or VPAC2. As is the case for many other peptide hormones, the body uses VIP for distinct purposes in different locations. VPAC1 is found predominantly in the gastrointestinal tract, while VPAC2 is found predominantly in the myocardial wall and pulmonary arteries. VIP plays a key role in the relaxation of smooth muscles, which in turn leads to the dilation of blood vessels and to the lowering of arterial blood pressure. VIP also inhibits airway and pulmonary vascular smooth muscle cell proliferation and has broad anti-inflammatory properties, in addition to neutralizing a variety of pulmonary vasoconstrictors, including endothelin.

We designed PB1046 using our ELP technology to harness the positive therapeutic effects of native VIP while addressing the drawbacks that make native VIP inappropriate for use as a direct therapy. Native VIP is rapidly degraded, and, when injected into the body, is eliminated within minutes, limiting its therapeutic effect. High levels of native VIP also result in severe gastrointestinal problems due to VPAC1 activation. We have used our ELP technology to extend the half-life of VIP in PB1046 to approximately 60 hours. In addition, we designed PB1046 to be active predominantly on VPAC2 rather than VPAC1 in order to preferentially affect the lung and cardiac tissue and reduce the potential for gastrointestinal side effects associated with VPAC1 activation.

Clinical Development of PB1046

We have completed two clinical trials of subcutaneously-injected PB1046. In these trials, PB1046 was observed to be well tolerated, with no drug-related SAEs. In both trials, we observed that patients receiving PB1046 experienced reductions in blood pressure that were sustained for at least one week, with no reported episodes of symptomatic hypotension.

PB1046 Phase 2b Clinical Trial

We are conducting a randomized, double-blinded, controlled Phase 2b trial with an open-label extension in approximately 60 patients with PAH who are functional class II or III. In this trial, patients receive weekly subcutaneous injections of PB1046, in addition to their oral standard of care medications, for 16 weeks. These patients initially receive a dose of 0.2 mg/kg of PB1046, to be escalated and ultimately increased to a maximum dose of 2.0 mg/kg, as tolerated. Because in earlier clinical trials we have observed an association between PB1046 dosing and injection site erythema, in lieu of a completely inactive placebo, we instead use a blinded control that has a very low dose of PB1046 that is below a level likely to have therapeutic benefit but still produces local vasodilation at the injection site in most subjects. The primary endpoint is the change in pulmonary vascular resistance as measured by invasive right heart catheterization. Secondary endpoints include six minute walk distance, respiratory function and biomarkers for cardiac function. Safety endpoints include incidence and severity of AEs and immunogenicity. Six minute walk distance is an important clinical endpoint that the FDA has previously used as the basis for approval of other PAH drugs. We expect to report results from this clinical trial in 2020.

Phase 1 Single Ascending Dose Clinical Trial

We have completed a single ascending dose Phase 1 clinical trial of subcutaneously injected PB1046 in 30 patients with hypertension to assess the safety and pharmacokinetics of PB1046 and to demonstrate early proof of concept. In this clinical trial, the patients stopped taking their standard of care anti-hypertensive medications for 14 days before receiving either placebo or a single ascending dose of PB1046 of between 0.05 mg/kg and 0.8 mg/kg. Consistent with our expectation for slow release of ELP fusion proteins, the half-life of PB1046 was approximately 60 hours and serum levels of PB1046 exhibited a prolonged pharmacokinetic profile extending to at least seven days following a single subcutaneous dose, as illustrated below. This is in contrast to the pharmacokinetics of native VIP in which serum levels of VIP disappear within minutes. We believe these results support once weekly subcutaneous dosing of PB1046.

Pharmacokinetics of single subcutaneous doses of PB1046 in a Phase 1 dose escalation trial

The pharmacodynamic activity of PB1046 was assessed by measurements of changes in blood pressure. In the highest dose cohort, we observed that systolic and diastolic blood pressure in patients receiving PB1046 were reduced within one day and remained below levels seen in placebo-treated patients for seven days, as illustrated below. At seven days, all patients resumed their standard hypertension medications and subsequent blood pressures, and the magnitude of reduction in blood pressure compared to baseline, were similar whether they had received PB1046 or placebo.

Mean change in systolic blood pressure in a Phase 1 trial following single subcutaneous dose of PB1046

Phase 1b/2a Multiple Ascending Dose Clinical Trial

We conducted a double-blinded, multiple ascending dose Phase 1b/2a trial in 29 patients with heart failure with reduced ejection fraction, or HFrEF, in order to assess the safety and long-acting pharmacokinetic and pharmacodynamic activity of subcutaneously injected PB1046 in patients with cardiovascular disease. In HFrEF, the heart muscle is not able to contract adequately and therefore expels less oxygen-rich blood into the body. In this clinical trial, patients remained on their standard of care heart failure medications and received either weekly placebo or weekly multiple ascending doses of PB1046 of between 0.2 mg/kg and 1.2 mg/kg for four weeks. This clinical trial reproduced the safety, pharmacokinetic and pharmacodynamic observations of the single dose trial, and we observed that once weekly dosing was well tolerated. No drug-related SAEs were reported, and there were no reported instances of hypotension, excluding mild orthostatic hypotension in four subjects, which did not appear to be dose related. Of the 22 subjects who received active study drug, all experienced injection site erythema reaching severe toxicity due to the size of the erythema, and three subjects discontinued treatment due to the erythema. We observed that patients in the highest dose cohort had a statistically significant reduction in blood pressure compared to placebo that was sustained throughout the dosing period, with p-value of 0.043, as illustrated below. A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for determining the statistical significance of a result is known as the “p-value,” which represents the probability that random chance caused the result (e.g., a p-value = 0.01 means that there is a 1% probability that the difference between the control group and the treatment group is purely due to random chance). Generally, a p-value less than 0.05 is considered statistically significant.

Mean change in systolic blood pressure in a Phase 1b/2a trial following four weekly subcutaneous doses of PB1046

Based on the results of this clinical trial, and an assessment of a number of clinical and commercial factors, we determined that our initial indication for PB1046 would be PAH.

Phase 1b/2a CardioMEMS Pilot Clinical Trial

Prior to launching a large Phase 2b trial in patients with PAH, the FDA requested that we explore the safety and hemodynamics of PB1046 in patients with PAH. To achieve this objective, we initiated a pilot Phase 1b/2a clinical trial in a small population of PAH patients who had an implanted CardioMEMS device. The patients enrolled in this trial were difficult-to-treat patients with long histories of PAH who were no longer responding to their current therapies. These patients initially received a dose of 0.2 mg/kg of PB1046, which was escalated weekly as tolerated and could be increased to a maximum dose of 2.0 mg/kg, while remaining on their existing therapies.

In the first two patients dosed in this clinical trial, we observed changes in parameters that are important to PAH patients, including that patients’ pulmonary arterial pressure and pulmonary resistance decreased over time while cardiac stroke volume and overall cardiac output increased. Results for one of the patients in this trial are illustrated below. The results from the second patient were generally consistent with this patient. These observations are consistent with our expectations for a VIP-based therapy. These patients had continued improvements over a period of 60 days, which we believe suggest that, in addition to its vasodilatory activity, PB1046 may also have more long-term effects on blood vessel and cardiac remodeling. These patients also opted into a trial protocol extension.

Representative CardioMEMS data from one PAH patient receiving weekly doses of PB1046

In subsequent discussions with the FDA, the safety profile of our Phase 1b/2a clinical trial and the available data from this pilot clinical trial were reviewed, and the FDA determined that our data were sufficient to enable initiation of a Phase 2b clinical trial. Accordingly, we do not intend to enroll additional patients in this pilot clinical trial.

Safety Overview from Clinical Trials of PB1046

There were no drug-related SAEs reported for any of the patients who have received PB1046. When PB1046 was administered subcutaneously, it was almost always associated with a mild- to moderate-injection site erythema, or patch of redness, which on average appeared at about 12 hours after injection. The injection site erythema was not judged by the investigator to be an allergic type reaction; rather, in the investigator’s view, it was likely to be associated with the activity of VIP binding to receptors in the skin, resulting in local vasodilation. Additionally, 70% of patients receiving a subcutaneous injection of PB1046 experienced mild pain or tenderness at the injection site, which occurred hours to days after injection and on average lasted about one week. One-third of the patients also experienced mild pruritus, or itching, at the site of injection. We believe that these events are primarily due to the fused VIP peptide since similar events were not observed in clinical trials of other constructs that contain the ELP domain. None of the injection site reactions were judged to be serious. We have also completed a Phase 1 clinical trial with intravenously administered PB1046 in which we observed a similar tolerability profile. Notably, there were no events of symptomatic hypotension related to PB1046 in any of the subjects who have received PB1046.

Preclinical Studies

Published independent research indicates that patients with PAH have both reduced levels of VIP in the lung and in circulation as well as increased levels of VPAC2 receptors in lung tissue. Mice bred to be VIP-deficient spontaneously express symptoms of moderately severe PAH. Repeated treatment of these mice with VIP corrected the key characteristics of the disease including right heart dysfunction, vascular remodeling and lung inflammation. In the monocrotaline-induced PAH rat model, an experimental model of PAH, VIP was active in preventing, and partially reversing, the symptoms of PAH. Combination therapy with VIP and the endothelin receptor antagonist bosentan was shown to be more active than either drug alone. Furthermore, in multiple preclinical studies we have demonstrated the benefits of PB1046 in cardiomyopathies, due to its ability to induce heart contractility and relaxation effects without an increase in myocardial oxygen demand.

Potential Applications of PB1046 in Other Indications

The biological activities associated with VIP have the potential to provide therapeutic benefit to patients with other diseases. We believe that PB1046 provides a mechanism to bring these VIP-based therapies forward in the following indications:

•

DMD-associated Cardiomyopathy. Cardiac dysfunction is a very common manifestation of DMD and a common cause of death for individuals with this condition. The ability of PB1046 to increase contractibility of cardiac muscles presents the possibility that it could provide therapeutic benefit to these patients. We observed that PB1046 slowed deterioration in cardiac function and preserved skeletal muscle function in a mouse model of DMD. In addition to direct effects on cardiac function, we believe decreased fibrosis also contributed to the positive effects of PB1046 on both cardiac and skeletal muscle in this model.

•

Cystic Fibrosis. VIP has been shown to stimulate the processing of cystic fibrosis transmembrane regulator, or CFTR, the protein defective in patients with cystic fibrosis, or CF. In mice lacking the gene for VIP, CFTR is not located at the cell surface, where it is required to function properly, but accumulates within the cell. These mice have lung abnormalities that resemble CF and treatment with VIP peptide restored CFTR to the cell surface and corrected the lung tissue abnormalities. Treatment of human epithelial cells containing the most common CFTR mutation found in patients with CF, F508del, with PB1046 has been observed to increase CFTR activity, providing further support that PB1046 may have potential as a treatment for patients with CF.

ELP Technology

Our proprietary ELP technology is based on recombinant biopolymers called ELPs, which comprise individual subunits or building blocks derived from a five-amino acid repeat motif found in the human protein elastin. This five-amino acid motif is repeated multiple times to form the ELP biopolymer. We produce our ELP-based products by engineering E. coli to produce a single protein comprising the active peptide or protein fused to the ELP biopolymer. This molecule is active as a fusion protein and does not require cleavage or release of the peptide. ELP fusion proteins are produced in the soluble fraction of E. coli, which allows for ease of scale-up and purification.

Fusion to ELPs significantly improves the stability of peptides and proteins and enables use of natural or minimally altered peptide sequences. We believe these fusion proteins retain similar potency to the native molecule while being protected from degradation by enzymes in circulation. Additionally, we have observed that the fusion protein maintains the solubility and long half-life of the ELP, in many cases allowing for long-term liquid stability, which is important for injectable products.

ELP fusion proteins can undergo a reversible phase transition, in which ELP fusion proteins aggregate and form a sustained-release depot under the skin. This phase transition is driven by changes in temperature. At lower temperatures ELP fusion proteins are completely soluble, while at warmer temperatures the ELP fusion proteins are in a gel-like state. This allows the ELP fusion proteins to be easily handled and administered subcutaneously using standard, fine gauge needles and syringes. Once the ELP fusion protein is exposed to body heat, it forms a drug depot that slowly releases soluble ELP fusion protein into circulation. By modifying the amino acid sequence of the individual subunits and by varying its overall length, we can engineer our ELP fusion proteins to be released on timescales extending to a week or longer.

Product candidates based on our ELP technology, including prior product candidates that we ceased development of in order to focus on the development of therapies for orphan diseases, have been evaluated in over 500 patients with no known drug-related SAEs.

Preclinical Programs

We continue to invest in applying our ELP technology to the development of novel product candidates. Our focus is on peptides and proteins that are scientifically or clinically validated but where a suboptimal half-life, stability and delivery limit their potential therapeutic applications.

Our more advanced preclinical programs include:

•

Glucagon-like peptide-2. Glucagon-like peptide-2, or GLP-2, stimulates growth of intestinal villi, increasing their ability to absorb nutrients. GLP-2 is a potential treatment for patients with short bowel syndrome, Crohn’s disease or mucositis in patients undergoing cancer treatment. Teduglutide, currently marketed under the brand name Gattex, is an FDA-approved therapy based on GLP-2 that requires daily injections. In animal models, our GLP-2-ELP product candidate provided sustained levels of GLP-2, resulting in greater efficacy than teduglutide with less frequent dosing.

•

C-type natriuretic peptide. C-type natriuretic peptide, or CNP, is a regulator of bone growth and can rescue defects in fibroblast growth factor 3 that cause achondroplasia resulting in dwarfism. Native CNP has a half-life of less than three minutes, limiting its use as a direct therapeutic. We are developing our CNP-ELP product candidate to deliver therapeutic levels of CNP with once weekly subcutaneous injections. In a mouse model, we observed a demonstrated effect on linear growth when our CNP-ELP product candidate was injected once every four days.

License Agreements

MedImmune Limited

In November 2017, we entered into an exclusive license agreement with MedImmune, a wholly owned subsidiary of AstraZeneca, or the MedImmune License. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune licensed products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. The in-licensed patent rights are generally directed to antibodies that bind to ticagrelor and methods of use and include one issued patent in the United States, three pending patent applications in the United States and 13 pending foreign applications. The last patent is expected to expire in 2036 without extension. We have the right to sublicense the licensed technology to third parties subject to certain conditions as specified in the MedImmune License. Under the MedImmune License, we grant to MedImmune a worldwide, non-exclusive, royalty-free, irrevocable license and right of reference solely to exploit any drug product containing ticagrelor or any invention, discovery, development or modification with respect to any drug product containing ticagrelor.

Under the terms of the MedImmune License, we have paid or are required to pay:

•	an upfront fee of $0.1 million;
•	quarterly fees relating to technical services provided by MedImmune;
•	up to $18.0 million upon the achievement of certain clinical and regulatory milestones;
•	up to $50.0 million upon the achievement of certain commercial milestones; and
•	mid-single digit to low-teen royalty percentages on net sales of MedImmune licensed products, subject to reduction in specified circumstances.

As of December 31, 2018, we have paid $0.5 million under the MedImmune License, related to third-party product storage costs.

The MedImmune License requires us to use commercially reasonable efforts to develop, obtain and maintain regulatory approval for and commercialize the MedImmune licensed products throughout the term of the MedImmune License. We have the first right, but not the obligation, to control prosecution of the in-licensed patents. In addition, our rights under the MedImmune License are not assignable without the prior written consent of MedImmune, except to a third-party acquirer by our merger or sale of our stock or assets or to an affiliate of our company.

Unless earlier terminated, the MedImmune License automatically expires on the date on which we no longer owe any royalty payments to MedImmune under the MedImmune License, which date will occur on the later of (1) the tenth anniversary of the first commercial sale of the MedImmune licensed products, (2) the expiration of the last in-licensed patent in 2036 and (3) the expiration of regulatory exclusivity under the MedImmune License. The MedImmune License may be terminated prior to its expiration:

•	by mutual written consent of us and MedImmune;
•	by either party upon the other party’s material breach of the MedImmune License that is not cured within the specified cure period based on the nature of such breach;
•	by either party in the event of either party’s bankruptcy, insolvency or certain similar occurrences;
•	by MedImmune if we bring any action or proceeding challenging the validity or enforceability of any of the licensed patents;
•

by us, under specified circumstances, if we believe in good faith that there is (1) an issue with respect to the safety or efficacy of PB2452 or any MedImmune licensed product containing PB2452 or (2) an issue with respect to the commercial viability of any MedImmune licensed products, in each case subject to dispute resolution by an independent expert; and

•	by us, with respect to a particular country or region, if any product containing ticagrelor is withdrawn by a regulatory authority in such country or region.

Upon termination of the MedImmune License, we grant to MedImmune an exclusive, royalty-free, sublicensable license under our patent rights and know-how to use, sell, have sold, offer for sale, develop, make, have made, manufacture, commercialize, have used, import, export, transport, distribute, promote, market or otherwise dispose certain compounds or products covered by the MedImmune License.

Duke University

In October 2006, we entered into an exclusive license agreement, which was most recently amended in May 2017, with Duke University, or the Duke License. Pursuant to the Duke License, Duke granted to us an exclusive, worldwide license under certain patent rights and a non-exclusive license to know-how owned or controlled by Duke to develop and commercialize any products or processes covered under the Duke License, or the Duke licensed products. The in-licensed patent rights are generally directed to providing extended exposure for proteins and peptides administered through subcutaneous injections and include 13 registered patents in the United States, seven registered patents in foreign jurisdictions, three pending patent applications in the United States and seven pending foreign applications. The last patent is expected to expire in 2030 without extension.

We have the right to sublicense the Duke licensed products to third parties subject to certain conditions specified in the Duke License. In May 2017, certain patent rights under the Duke License reverted to Duke, and Duke subsequently granted to us a non-exclusive license under such patent rights to develop and commercialize any products or processes involving such patent rights. We also granted back to Duke an exclusive sublicense under certain patent rights licensed to us under the Duke License and a non-exclusive license under certain patent rights owned or controlled by us, in each case to exploit compounds developed using our proprietary ELP technology.

Under the terms of the Duke License, we have paid or are required to pay:

•	an upfront fee of $37,000;
•	amendment fees of $0.2 million related to subsequent amendments of the Duke License;
•	additional licensing fees of $0.2 million;
•	up to $2.2 million in clinical and regulatory milestone fees;
•	up to $0.4 million in commercial milestone fees;
•

low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and

•

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

As of December 31, 2018, we have not paid any amounts under the Duke License. As of May 2017, Duke is required to pay us a percentage of revenue that it receives from granting a license or sublicense with respect to certain products covered under the Duke License. As of December 31, 2018, Duke has not paid us any of such fees. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional non-royalty payments we receive.

The Duke License requires us to use commercially reasonable efforts to develop, obtain and maintain regulatory approval for and commercialize the Duke licensed products according to a particular development schedule throughout the term of the Duke License. We are required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License. In addition, our rights under the Duke License are not assignable without the prior written consent of Duke, except to a third-party acquirer by our merger or sale of our stock or assets, or to an affiliate of our company.

Unless earlier terminated, the Duke License automatically expires on the date on which all patent rights granted under the Duke License expire, or upon our bankruptcy, insolvency or certain similar occurrences. The Duke License may be terminated prior to its expiration:

•	by mutual written consent of us and Duke;
•	by us upon three months’ written notice to Duke;
•	by either party upon the other party’s illegal conduct or guilty plea with respect to intentional fraud, willful misconduct or felony;
•	by either party upon the other party’s material breach of the Duke License that is not cured within the specified cure period based on the nature of such breach; and
•	by Duke upon our decision to cease commercial development of the patent rights covered by the Duke License for a material period of time.

Upon termination of the Duke License, we grant to Duke an exclusive, royalty-free, sublicensable license under our patent rights and know-how to use any intellectual property developed by us in the course of exercising our rights under the Duke License.

Manufacturing

Our clinical and preclinical product candidates are currently manufactured using a microbial expression system. Our manufacturing utilizes a straight-forward E. coli fermentation process with a simple column chromatography-based purification process. We believe that these manufacturing processes will enable our product candidates to be manufactured efficiently for clinical and commercial applications. We do not have any cGMP manufacturing facilities. Instead, we utilize third parties for the cGMP manufacture of our product candidates for clinical trials, and we intend to continue to use third parties in the near term for the future clinical development and, if they are approved, commercial manufacture of our drug products. Our contract manufacturers are FDA-inspected establishments that have a history of supplying products to the pharmaceutical industry in accordance with cGMP.

PB2452

PB2452 bulk drug substance, provided to us pursuant to the MedImmune License, was filled and released for use in our Phase 1 clinical trial. The PB2452 drug substance was manufactured by Wacker Biotech GmbH, or Wacker, a third-party contract manufacturer, utilizing Wacker’s proprietary E. coli strain. Manufacturing has continued at Wacker to generate drug supply for our planned Phase 2a and Phase 2b clinical trials. We have engaged BioVectra, Inc. to serve as our contract manufacturer of PB2452 for later-stage clinical trials and, if approved, commercial-scale production. As we advance PB2452 through clinical development, we may establish additional supply agreements for the manufacture of PB2452 in order to meet our expected needs for potential commercial demand.

PB1046 and our ELP Preclinical Pipeline

To date, we have relied on a non-proprietary E. coli strain for the production of PB1046 and our preclinical ELP pipeline candidates. Third-party manufacturers have performed the cGMP manufacturing of the drug product. Due to efficiencies achieved to date, we intend to utilize this non-proprietary strain for future manufacturing. As we advance PB1046 and other preclinical product candidates through development, we intend to establish additional supply agreements and/or technology transfer agreements in order to meet our expected needs for future clinical trials and potential commercial demand.

Sales and Marketing

We retain worldwide commercial rights to all of our product candidates. Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to commercialize PB2452, if approved, independently in the United States because we believe the patient populations and medical specialists for these indications are sufficiently concentrated to allow us to effectively promote these products with a targeted sales team. We may explore, and selectively pursue, strategic collaborations or partnerships with third parties to commercialize PB1046, if approved, in the United States and any approved products outside of the United States in order to maximize the commercial potential of our products.

Competition

The pharmaceutical industry is subject to rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing treatments and new treatments that may become available in the future.

Our current and potential future competitors have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than us in obtaining regulatory approval for therapies and in achieving widespread market acceptance of their drugs. It is also possible that the development of a cure or more effective treatment method for the disorders we are targeting by a competitor could render our current or future drug candidates non-competitive or obsolete or reduce the demand for our drug candidates before we can recover our development and commercialization expenses.

PB2452

There are currently no known reversal agents approved or in clinical development for ticagrelor. As a result, market acceptance of PB2452, if approved, will depend heavily on the continued market acceptance and use of ticagrelor. Ticagrelor competes against other commercially available antiplatelet therapies, including other P2Y12 receptor antagonists, many of which are available as generic drugs and are therefore currently significantly less expensive than ticagrelor. New antiplatelet therapies may also be developed in the future, including other reversible P2Y12 receptor antagonists and other antiplatelet therapies, which could also have reversal agents, that could displace ticagrelor as the preferred antiplatelet agent for ACS.

PB1046

Although we anticipate that PB1046 may be used as a complement to patients’ existing therapies, we expect to compete with existing treatments for PAH patients with class II through class IV symptoms that target the endothelin, nitric oxide and prostacyclin pathways, as well as any generic equivalents that may be developed. In addition to currently approved drugs within these classes, we are also aware of a number of PAH therapies in clinical development, including:

•	Ralinepag, an oral IP prostacyclin receptor agonist being developed by Arena Pharmaceuticals;
•	Trevyent, a formulation of treprostinil being developed by United Therapeutics;
•	Bardoxolone methyl, an oral therapy being developed by Reata Pharmaceuticals for connective tissue disease-associated PAH;
•	LIQ861, a powder formulation of treprostinil designed for deep-lung delivery using a disposable, dry powder inhaler being developed by Liquidia Technologies;
•	CAM2043, a liquid crystal gel formulation of treprostinil as a once-weekly subcutaneous depot injection being developed by Camurus;

•	Treprostinil Technosphere, an inhaled, dry powder formulation of treprostinil being developed by MannKind Corporation;
•	Beraprost sodium 314d modified release, a single isomer oral prostacyclin analogue being developed by Lung Biotechnology PBC;
•	Sotatercept, being developed by Acceleron;
•	GB002, being developed by Gossamer Bio;
•	INS1009, an inhaled nanoparticle formulation of a treprostinil prodrug being developed by Insmed Incorporated; and
•	INOpulse, inhaled nitric oxide being developed by Bellerophon Therapeutics.

Intellectual Property

Our commercial success depends in part upon our ability to obtain and maintain proprietary protection for PB2452, PB1046 and future product candidates and related discoveries and our ELP technology; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our ELP technology, our product candidates and other proprietary technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

The term of individual patents varies depending on the date of filing of the patent application and the legal term of patents in the countries in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted a term of 20 years from the earliest filing date of a non-provisional application. In addition, in certain instances, a patent term can be adjusted to recapture a portion of the delay by the United States Patent and Trademark Office in issuing the patent. In addition, a patent term may be extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. The patent term extension based upon delay by the FDA can be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug or a method for using it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically in countries that we file, the patent term is 20 years from the earliest filing date of a non-provisional patent application. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, we rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

As of December 31, 2018, our patent estate contained at least 15 patent families that we own or in-license which protects various aspects of our ELP technology or our product candidates. We own or have rights in 20 United States patents, over 10 United States patent applications, over 50 foreign patents and over 40 foreign patent applications.

PB2452

With regard to PB2452, we in-licensed one patent family. As of December 31, 2018, this patent family includes one issued U.S. patent with composition of matter claims covering PB2452 that is scheduled to expire in 2036 without taking patent term extensions into account, five pending U.S. patent applications and 13 pending foreign applications, that if issued, would expire in 2035. We are heavily dependent on the patented or proprietary technologies that we license from third parties.

PB1046

As of December 31, 2018, our portfolio of owned and in-licensed patents and patent applications relating to PB1046 consists of six issued patents in the United States, five pending applications in the United States, 16 granted foreign patents and 19 pending foreign applications with claims directed to compositions of matter covering PB1046 and methods of use thereof, including use in PAH, cystic fibrosis and cardiomyopathy associated with DMD, that we expect to expire between 2027 and 2036, without taking patent term extensions into account

ELP Technology

As of December 31, 2018, we owned two patent families relating to our ELP technology, which consists of one granted patent in the United States, one pending application in the United States and six pending foreign applications. The granted patent expires in 2021 without taking patent term extensions into account.

Government Regulation and Product Approval

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practices, or GLP, regulation;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and

•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•

Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses and, if possible, to gain early evidence on effectiveness.

•

Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product or, for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies.

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use and could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-marketing studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Accelerated Approval Program

Any marketing application for a biologic submitted to the FDA for approval may be eligible for FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For biologic products, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Breakthrough Therapy Designation

To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives: intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and rolling review. Breakthrough therapy designation does not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and impact of the BPCIA is subject to significant uncertainty.

Federal and State Fraud and Abuse, Data Privacy and Security and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we market, sell and distribute our products for which we obtain marketing approval. These laws include anti-kickback and false claims laws and regulations, data privacy and security and transparency laws and regulations, including, without limitation, those laws described below.

The federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Further, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act and the civil monetary penalties statute.

The federal civil and criminal false claims laws, including the False Claims Act, which prohibit, among other things, any individual or entity from knowingly presenting or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on certain health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, independent contractors that perform certain services involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

We may also be subject to state and foreign law equivalents of each of the above federal laws; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement

Market acceptance and sales of any drug products depend in part on coverage and the extent to which adequate reimbursement for drug products will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Coverage and reimbursement for our product also depends on coverage and adequate reimbursement for the procedures using PB2452 as a ticagrelor reversal agent and PB1046 for the treatment of PAH. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. Even if the procedure using our product is covered, third-party payors may package the cost of the drug into the procedure payment and not separately reimburse the physician for the costs associated with our product. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products once approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and adequate reimbursement.

Third-party payors determine which medical procedures they will cover and establish reimbursement levels. Even if a third-party payor covers a particular procedure, the resulting reimbursement payment rates may not be adequate. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure and may be unwilling to undergo such procedures in the absence of such coverage and adequate reimbursement.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational.

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our product candidates, to the extent that customers who are prescribed our product candidates, if approved, are not separately reimbursed for the cost of the product candidates. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a merit based incentive bonus program for Medicare physicians beginning in 2019. At this time, it is unclear how the introduction of the merit based incentive program will impact overall physician reimbursement under the Medicare program.

Impact of Healthcare Reform on our Business

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug product candidates, restrict or regulate post-approval activities and affect the profitable sale of drug product candidates.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (1) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (2) expanded the entities eligible for discounts under the 340B drug pricing program; (3) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (4) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (5) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (6) introduced a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (7) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Moreover, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

Employees

As of December 31, 2018, we had 24 employees, including 22 full-time employees. All of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware in January 2002. Our principal executive offices are located at 1 Great Valley Parkway, Suite 30, Malvern, Pennsylvania 19355. Our telephone number is (610) 981-6500. Our common stock is listed on the Nasdaq Global Market under the symbol “PHAS.”

Available Information

Our internet website address is www.phasebio.com. In addition to the information contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Item 1A. Risk Factors.

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history.

Since our inception, we have incurred significant net losses. Our net loss was $23.8 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $122.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations with proceeds raised in our initial public offering and private placements of convertible debt and convertible preferred stock. We have no products approved for commercialization and have never generated any revenue from product sales.

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

In 2018, we received $60.7 million in aggregate net proceeds from our initial public offering and the sale of our Series D convertible preferred stock. As of December 31, 2018, we had cash and cash equivalents of $61.0 million. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses and capital requirements into the second quarter of 2020. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. Aside from $7.5 million of aggregate borrowings potentially available upon the achievement of certain milestones under our loan and security agreement with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, L.P. or WestRiver, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, our loan and security agreement with SVB and WestRiver is secured by a first priority security interest in substantially all of our current and future assets, excluding intellectual property. We are also obligated to comply with various other customary covenants, including restrictions on our ability to encumber our intellectual property assets. The security interest granted to SVB and WestRiver may preclude future debt financing or make the terms of such financings less favorable.

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

The FDA’s accelerated approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. If considered appropriate by the FDA, our strategy is to use an accelerated approval pathway that would require that our Phase 3 clinical trial of PB2452 be ongoing at the time of BLA approval, and our BLA would be based on biomarker data from an initial subset of patients in this trial, together with safety data from our Phase 2 clinical trials. In such case, we expect that the FDA would require the completion of the Phase 3 clinical trial as a post-marketing commitment. We anticipate having an end-of-Phase 1 meeting with the FDA to discuss the regulatory pathway for PB2452. If the FDA requires the completion of the Phase 3 trial prior to the submission of a BLA, the development and commercialization timeline of PB2452 will be delayed. Further, the FDA may determine that the trials conducted by us were insufficient to support approval for all or some of the proposed indications, require us to conduct extensive post-approval studies or require us to make modifications to our ongoing Phase 3 clinical trial after approval and marketing.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials.

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

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a merit-based incentive bonus program for Medicare physicians beginning in 2019. At this time, it is unclear how the introduction of the merit-based incentive program will impact overall physician reimbursement under the Medicare program. Any resulting decrease in payment under the merit-based reimbursement system may adversely affect our revenue and results of operations. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our product candidates or lowers reimbursement for procedures using our products could harm our business.

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

We contract with third parties for the manufacture of PB2452 and PB1046 for clinical drug supply and expect to continue to do so for commercialization if approved. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of PB2452, PB1046 or any other product candidates which we may pursue, for clinical development as well as for commercial manufacture of PB2452, PB1046 or any other product candidate which we may pursue if we receive marketing approval. We also rely on a proprietary E. coli strain owned by Wacker Biotech GmbH, or Wacker, for the production of PB2452. Our reliance on Wacker’s E. coli strain increases the risk that we will not have sufficient quantities of PB2452 or be able to obtain quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts. We will continue to rely on Wacker to manufacture our clinical supply of PB2452 for our planned Phase 2a and Phase 2b clinical trials. We recently engaged BioVectra, Inc., another cGMP manufacturing facility, for the later-stage clinical and commercial production of PB2452, if approved.

With respect to PB2452, we filled and released PB2452 drug substance, manufactured by Wacker and provided to us pursuant to our license agreement, for our Phase 1 clinical trial. As we scale our manufacturing of PB2452 to meet potential commercial demand, if PB2452 is approved, we have initiated a technology transfer of our current manufacturing process of PB2452 to BioVectra. Although we expect that we will have sufficient manufacturing capacity from Wacker for our planned Phase 2a and Phase 2b clinical trials, we expect to use BioVectra to manufacture our later-stage clinical and commercial supply of PB2452, if approved. We will need to perform analytical and other tests to demonstrate that the new materials produced by Wacker, BioVectra, or any other future third-party manufacturer that we engage, are comparable in all respects to the product utilized in our Phase 1 clinical trial. There is no assurance that any such product will pass the required comparability testing, that any other future third-party manufacturer that we engage will be successful in producing PB2452 or that any materials produced by Wacker, BioVectra or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials used in our Phase 1 clinical trial. Moreover, if supplies are interrupted or result in poor yield or quality, it would materially harm our business. BioVectra will be required to scale up its manufacturing process to meet our future needs of PB2452 for later-stage clinical development and, if approved, commercialization. If BioVectra is unable to successfully scale up the manufacturing process, we would need to find alternative manufacturing facilities or an alternative manufacturing process, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and which could adversely affect the clinical development of PB2452.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of PB2452, PB1046 or any other product candidates for which we obtain marketing approval. The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA or other regulatory authorities after we submit our BLA or comparable marketing application to the FDA or other regulatory authority. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may be unable to obtain regulatory approval of our marketing applications. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Our product candidates, and any drugs that we may develop, may compete with other product candidates and drugs for access to manufacturing facilities. There are no assurances we would be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us in a timely manner. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

As of the date of this Annual Report on Form 10-K, our patent estate contained at least 15 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 20 United States patents, over 10 United States patent applications, over 50 foreign patents and over 40 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to acquire or obtain a license to such intellectual property from these third parties, and we may be unable to do so on commercially reasonable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business.

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

While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes that one of our product candidates infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

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

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

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

Risks Related to Legal and Regulatory Compliance Matters

Our relationships with customers, healthcare providers, physicians and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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

•

the federal civil and criminal false claims laws, including, without limitation, the federal False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. federal government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses;

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

Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will also have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval, commonly known as off-label promotion. The holder of an approved BLA must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (1) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (2) expanded the entities eligible for discounts under the 340B drug pricing program; (3) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (4) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (5) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (6) introduced a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (7) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Moreover, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

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

As of December 31, 2018, we had 22 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

•	adverse results from, delays in or termination of clinical trials;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	unanticipated serious safety concerns related to the use of PB2452, PB1046 or any other product candidate;
•	changes in financial estimates by us or by any equity research analysts who might cover our stock;

•	conditions or trends in our industry;
•	changes in the market valuations of similar companies;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	investors’ general perception of our company and our business;
•	recruitment or departure of key personnel;
•	overall performance of the equity markets;
•	trading volume of our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the structure of healthcare payment systems;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

As of March 15, 2019, we had 24,498,425 outstanding shares of common stock. Of these shares, approximately 9.9 million shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in April 2019 following the scheduled expiration of lock-up agreements between some of our stockholders and the underwriters entered into in connection with our initial public offering. Citigroup Global Markets Inc. and Cowen and Company, LLC may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

In addition, we have filed registration statements on Form S-8 registering the issuance of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

The issuance of additional stock in connection with financings, acquisitions, investments, our equity incentive plan or otherwise will dilute all other stockholders.

Our certificate of incorporation authorizes us to issue up to 200,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, in the future we may issue common stock or other securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plan or otherwise. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock, which could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

New or future changes to tax laws could materially adversely affect our company.

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or, the Tax Act, which significantly revises the U.S. Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), effective for net operating losses incurred in taxable years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits, including the orphan drug credit. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the Tax Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

At December 31, 2018, we had federal and Pennsylvania net operating loss, or NOL, carryforwards of $111.9 million, and $105.9 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022, unless previously utilized. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the Tax Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

As a public company listed in the United States, we are incurring significant additional legal, accounting and other costs, which we anticipate could be between $1.0 million and $2.0 million annually. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Recently, the Court of Chancery of the State of Delaware issued an opinion invalidating the federal district court exclusive forum provision. In light of that recent decision, we will not attempt to enforce this provision of our amended and restated certificate of incorporation, unless the decision is reversed on appeal. As a result, we may incur additional costs associated with resolving disputes that would otherwise be restricted by that provision in other jurisdictions, which could seriously harm our business.  However, if the decision is reviewed on appeal and ultimately overturned by the Delaware Supreme Court, we would enforce the federal district court exclusive forum provision.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease 16,000 square feet of research and development and administrative space in Malvern, Pennsylvania pursuant to a lease agreement that expires in September 2023. We also lease 4,000 square feet of administrative space in San Diego, California pursuant to a lease agreement that expires in October 2022. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on The Nasdaq Global Market under the symbol “PHAS."

Holders of Record

As of March 15, 2019, we had 93 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Use of Proceeds from Initial Public Offering

On October 17, 2018, our registration statement on Form S-1, as amended (File No. 333-227474) was declared effective by the SEC in connection with our initial public offering pursuant to which we sold 9,200,000 shares of common stock, $0.001 par value per share at a public offering price of $5.00 per share. Citigroup Global Markets, Inc., Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers and Needham & Company, LLC acted as co-manager for the offering. The net proceeds from this sale, after underwriting discounts and offering expenses, were $39.9 million.

On November 5, 2018, the offering closed with respect to an additional 664,666 shares purchased by the underwriters pursuant to the underwriters’ option to purchase additional shares. The net proceeds from this sale, after underwriting discounts, were approximately $3.1 million.

In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, dated October 17, 2018, as filed with the SEC on October 19, 2018.

Unregistered Sales of Equity Securities

The following sets forth information as to all securities we sold in 2018 which were not registered under the Securities Act:

Series D Redeemable Preferred Stock

In August 2018, we issued and sold an aggregate of 1,842,959 shares of Series D redeemable preferred stock at a price per share equal to $9.659 for net proceeds of $17.7 million and issued warrants to purchase 368,582 shares of Series C-1 redeemable preferred stock at an exercise price of $0.12 per share. Concurrent with this financing, all of our previously outstanding convertible promissory notes, including accrued interest thereon, were converted into 2,080,209 shares of Series D redeemable preferred stock.

Common Stock Issued upon Conversion of Preferred Stock

In October 2018, upon the closing of our initial public offering, all shares of our then-outstanding convertible preferred stock were automatically converted into 13,200,115 shares of common stock. The issuance of such shares of common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

Common Stock Issued upon Exercises of Warrants

In October 2018, in connection with the closing of our initial public offering, we issued 58,248 shares of common stock upon the exercise of warrants for cash at a weighted-average exercise price of $0.12 per share.

We also issued 560,838 shares of common stock upon the net exercise of warrants at a weighted-average exercise price of $0.12 per share. In conjunction with this transaction, an aggregate of 13,800 shares of common stock otherwise issuable pursuant to such warrants were forfeited as consideration for the exercise. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

Options

Prior to the filing of our Registration Statement on Form S-8 (File No. 333-227935) in October 2018, we granted under our Amended and Restated 2002 Stock Plan options to purchase an aggregate of 260,302 shares of common stock to a total of 25 employees, consultants and directors, having exercise prices ranging from $2.26 to $4.65 per share.

Except as otherwise noted, we claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described above under Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, or Rule 701, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued securities described in this Item 5 included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

The information presented in this Item 5 gives effect to a 11.0634-for-1 reverse stock split, which became effective on October 4, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat orphan diseases, with an initial focus on cardiopulmonary indications. Our lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which we are developing for the treatment of patients experiencing major bleeding or those who require urgent surgery. We recently completed a Phase 1 clinical trial of PB2452 in healthy subjects and intend to initiate a Phase 2b clinical trial in healthy older subjects in the first half of 2019. Our second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension, or PAH. PB1046 utilizes our proprietary half-life extending elastin-like polypeptide, or ELP, technology, which also serves as the engine for our preclinical pipeline.

We have a limited operating history. Since our inception in 2002, our operations have focused on developing our clinical and preclinical product candidates and our proprietary ELP technology, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials and preclinical studies. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since inception, we have funded our operations through the sale of equity and debt securities and our term loans with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver.

In 2018, we received $60.7 million in aggregate net proceeds from our initial public offering and the sale of our Series D convertible preferred stock and $4.0 million in net proceeds from borrowings under our term loan with SVB. As of December 31, 2018, we had cash and cash equivalents of $61.0 million. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses and capital requirements into the second quarter of 2020. See “—Liquidity and Capital Resources.”

Since our inception, we have incurred significant operating losses. Our net loss was $23.8 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $122.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, if any;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses in operating as a public company.

FINANCIAL OVERVIEW

Components of Operating Results

Grant Revenues

Grant revenues are derived from government grants that support our efforts on specific research projects. We recognize grant revenue when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant revenue will be received.

Research and Development Expense

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expense to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our later-stage clinical trials for PB2452 and PB1046 and conduct other preclinical studies and clinical trials and prepare regulatory filings for our product candidates.

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

•	our ability to secure adequate supply of product candidates for our trials;
•	the number of clinical sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that ultimately participate in the trials;
•	the number of doses patients receive;

•	any side effects associated with our product candidates;
•	the duration of patient follow-up; and
•	the results of our clinical trials.

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

General and Administrative Expense

General and administrative expense consists principally of salaries and related costs for personnel in executive and administrative functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expense includes professional fees for legal, accounting and tax-related services and insurance costs.

We anticipate that our general and administrative expense will increase as a result of increased payroll, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company. We anticipate the additional costs for these services will increase our general and administrative expense.

Interest Expense

Interest expense consists of interest expense on our convertible promissory notes and term loan.

Change in Fair Value of Warrant and Derivative Liabilities

Change in fair value of warrant and derivative liabilities reflects the revaluation at each reporting date of our redeemable convertible preferred stock warrants and the conversion option on our convertible promissory notes, respectively. Subsequent to the conversion of all outstanding shares of our preferred stock into common stock in connection with the closing of our initial public offering in October 2018, we are no longer required to remeasure the warrant liability for periods following the closing of the initial public offering. Additionally, in August 2018 all of our previously outstanding convertible promissory notes converted with the sale and issuance of the Series D redeemable preferred stock. As such, we will no longer be required to remeasure the conversion option for the periods following the closing of that financing.

License Agreements

MedImmune Limited

In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or Medimmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune licensed products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune licensed products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. As of December 31, 2018, we have paid $0.5 million under the MedImmune License.

Duke University

In October 2006, we entered into an exclusive license agreement, or the Duke License, with Duke University, or Duke, which we most recently amended in May 2017. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products covered by the Duke License, or Duke licensed products, relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional nonroyalty payments we receive. As of December 31, 2018, we have not paid any amounts under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	Change
Grant revenues	$668	$—	$668
Operating expenses
Research and development	15,455	6,210	9,245
General and administrative	4,857	2,328	2,529
Total operating expenses	20,312	8,538	11,774
Loss from operations	(19,644)	(8,538)	(11,106)
Other income (expense)
Interest income	387	52	335
Interest expense	(3,924)	(2,723)	(1,201)
Change in fair value of warrant liability	11	1,019	(1,008)
Change in fair value of derivative liability	(676)	(57)	(619)
Total other income (expense)	(4,202)	(1,709)	(2,493)
Net loss	$(23,846)	$(10,247)	$(13,599)

Grant Revenues

Grant revenues were $0.7 million for the year ended December 31, 2018, as we incurred allowable costs qualifying for reimbursement under our government grants. We did not receive any grant revenues for the year ended December 31, 2017.

Research and Development Expense

Research and development expense was $15.5 million for the year ended December 31, 2018, compared to $6.2 million for the year ended December 31, 2017. The increase of $9.2 million was primarily attributable to increased costs associated with preclinical and clinical development activities largely related to PB2452 and PB1046.

The following table summarizes our research and development expense by functional area for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	Change
Preclinical and clinical development	$11,857	$2,944	$8,913
Compensation and related benefits	2,789	2,473	316
Stock-based compensation	124	37	87
Facilities expense	463	389	74
Other	222	367	(145)
Total research and development expense	$15,455	$6,210	$9,245

The following table summarizes our research and development expense by product candidate for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	Change
External research and development expense by program
PB2452	$6,726	$579	$6,147
PB1046	4,542	1,918	2,624
Unallocated research and development expense
Compensation and stock-based compensation	2,913	2,510	403
Other research and development	1,274	1,203	71
Total research and development expense	$15,455	$6,210	$9,245

General and Administrative Expense

General and administrative expense was $4.9 million for the year ended December 31, 2018, compared to $2.3 million for the year ended December 31, 2017. The increase of $2.5 million was primarily attributable to an increase in professional services including legal, marketing and other consulting services of $1.4 million, an increase in employee compensation expense of $0.7 million, an increase in insurance expenses of $0.3 million and an increase in business travel-related expenses of $0.2 million.

Interest Expense

Interest expense was $3.9 million for the year ended December 31, 2018, compared to $2.7 million for the year ended December 31, 2017. The increase of $1.2 million was partially attributable to an additional $8.1 million in borrowings pursuant to our convertible promissory notes entered into in October 2017. Additionally, we entered into our term loan in October 2017, pursuant to which we borrowed $3.5 million in November 2017, $2.0 million in April 2018 and $2.0 million in August 2018, which also contributed to the increase in interest expense year over year.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability resulted in other income of $11,000 for the year ended December 31, 2018, compared to other income of $1.0 million for the year ended December 31, 2017. The preferred stock warrants were subject to remeasurement at each reporting period, with changes in fair value recorded in the statement of operations. The outstanding preferred stock warrants converted into common stock warrants upon the completion of our initial public offering.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.7 million of expense for the year ended December 31, 2018, compared to $0.1 million of expense for the year ended December 31, 2017. The conversion option related to our convertible promissory notes was subject to remeasurement at each reporting period, with changes in fair value recorded in the statement of operations. The convertible promissory notes converted into redeemable convertible preferred stock in August 2018 upon the sale of the Series D redeemable convertible preferred stock.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations since our inception primarily through the sales of equity and debt securities and borrowings under our term loans with SVB and WestRiver. As of December 31, 2018, we had cash and cash equivalents of $61.0 million.

October 2017 Loan Agreement with SVB

In October 2017, we entered into a loan and security agreement, or the SVB Loan, with SVB, which provided that we could borrow up to $7.5 million, issuable in three separate tranches, or Growth Capital Advances, of $3.5 million, $2.0 million and $2.0 million, each available upon achievement of certain clinical and regulatory milestones. We drew each of the tranches in November 2017, April 2018 and August 2018, respectively. The maturity date of the SVB Loan was June 1, 2020, which was extended to December 31, 2020 when we drew on the third tranche. The SVB Loan was interest-only through July 31, 2018, which was extended to December 31, 2018 when we drew on the third tranche.

In addition to interest and principal payments, we were required to make a final payment equal to 7% of the original aggregate principal amount of the Growth Capital Advances. We had the option to prepay all, but not less than all, of the borrowed amounts, provided that we would be obligated to pay a prepayment fee equal to (a) 3.0% of the outstanding principal balance of the applicable Growth Capital Advances if prepayment was made prior to the first anniversary of the effective date of the SVB Loan, (b) 2.0% of the outstanding principal balance of the applicable Growth Capital Advances if prepayment was made by the second anniversary of the effective date of the SVB Loan or (c) 1.0% of the outstanding principal balance of the applicable Growth Capital Advances if prepayment was made after the second anniversary of the effective date of the SVB Loan.

On March 25, 2019, we repaid the outstanding principal balance and accrued portion of the final payment under the SVB Loan in full using Tranche A from the 2019 Loan described below.

March 2019 Loan Agreement with SVB and WestRiver

On March 25, 2019, we entered into a term loan agreement, or the 2019 Loan, with SVB and WestRiver, pursuant to which we may borrow up to $15.0 million, issuable in three separate tranches, or Advances, of $7.5 million, or Tranche A, which was issued upon execution of the 2019 Loan, $2.5 million, or Tranche B, available to be issued until May 31, 2019 and $5.0 million, or Tranche C, which we will draw upon the achievement of certain regulatory milestones, or the Tranche C milestones.

The maturity date of the 2019 Loan is March 1, 2023. Under the terms of the 2019 Loan, we are to make interest-only payments through December 31, 2019 on Tranche A and Tranche B at a rate equal to the greater of the Prime Rate plus 1.00%, as defined in the 2019 Loan, or 6.5%, followed by an amortization period of 39 months of equal monthly payments of principal plus interest amounts until paid in full. The interest-only period will automatically be extended to June 30, 2020 if we achieve the Tranche C milestones, followed by an amortization period of 33 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for our regular monthly payments of principal plus accrued interest, we are required to make a final payment equal to 6% of the aggregate principal amount of the Advances on the maturity date.

We have agreed to issue to SVB and WestRiver warrants to purchase an aggregate of 37,606 shares of our common stock when we draw on Tranche A, an aggregate of 12,131 shares of our common stock on when we draw on Tranche B and an aggregate of 24,462 shares of our common stock when we draw on Tranche C, each with an exercise price of the lower of the average closing price of our common stock for the previous ten days of trading or the closing price on the day prior to funding. The warrants are immediately exercisable upon issuance and expire ten years from the date of issuance.

Upon execution of the 2019 Loan, we drew $7.5 million from Tranche A and repaid the outstanding principal balance and accrued portion of the final payment for the SVB Loan in full.  We also issued warrants to purchase 18,803 shares of our common stock to each of SVB and WestRiver, with exercise prices of $4.73 per share.

Our obligations under the 2019 Loan are secured by a first priority security interest in substantially all of our current and future assets, excluding intellectual property. We are also obligated to comply with various other customary covenants, including restrictions on our ability to encumber our intellectual property assets.

Convertible Promissory Notes

In January 2017 and October 2017, we issued $14.7 million of convertible promissory notes, or the 2017 Notes, to holders of Series C-1 redeemable convertible preferred stock. The 2017 Notes bore interest at the rate of 8%. The 2017 Notes had a stated maturity date of March 31, 2018. In October 2017, the noteholders entered into a subordination agreement with SVB, pursuant to which the noteholders agreed that they would not demand or receive any payment on the 2017 Notes until all amounts owed under the SVB Loan were repaid in full on June 1, 2020. In August 2018, all of the 2017 Notes were converted concurrent with the sale of our Series D redeemable convertible preferred stock.

As of December 31, 2018, we had cash and cash equivalents of $61.0 million.

The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(17,053)	$(8,259)
Net cash used in investing activities	(119)	(216)
Net cash provided by financing activities	64,797	18,166
Net increase in cash and cash equivalents	$47,625	$9,691

Operating Activities

Net cash used in operating activities was $17.1 million during the year ended December 31, 2018. The use of cash primarily related to our net loss of $23.8 million, adjusted for non-cash charges primarily related to $3.7 million for non-cash interest expense, $0.7 million for the change in the fair value of the derivative liability and a $2.0 million change in our operating assets and liabilities. The change in our operating assets and liabilities was principally due to a $3.3 million increase in accounts payable and accrued expenses, partially offset by a $1.0 million increase in prepaid expenses, all as a result of increased clinical activities for our ongoing clinical trials of PB2452 and PB1046.

Net cash used in operating activities was $8.3 million during the year ended December 31, 2017. The use of cash primarily related to our net loss of $10.2 million, adjusted for non-cash charges principally related to $2.7 million for non-cash interest expense and $1.0 million for the change in the fair value of the warrant liability.

Investing Activities

Net cash used in investing activities was $0.1 million for the purchase of property and equipment during the year ended December 31, 2018. Net cash used in investing activities was $0.2 million for the purchase of property and equipment during the year ended December 31, 2017.

Financing Activities

Net cash provided by financing activities was $64.8 million during the year ended December 31, 2018, consisting primarily of $43.0 million in net proceeds from our initial public offering, $17.7 million from the issuance of the Series D redeemable convertible preferred stock and $4.0 million from the issuance of our term loan with SVB. Net cash provided by financing activities was $18.2 million during the year ended December 31, 2017 consisting of net proceeds from the issuance of convertible promissory notes and our term loan with SVB.

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

We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses and capital requirements into the second quarter of 2020. We intend to devote our existing cash and cash equivalents to advance our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting policies, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis. We believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements. See Note 2 to the financial statements appearing elsewhere in this Annual Report for a discussion of our significant accounting policies.

Accrued Research and Development Expense

The majority of our operating expenses to date have been incurred in research and development activities. As part of the process of preparing our financial statements, we are required to estimate expenses resulting from obligations under contracts with vendors, consultants and research organizations, in connection with conducting clinical and preclinical activities. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect preclinical study and clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the preclinical study or clinical trial as measured by the timing of various aspects of the preclinical study or clinical trial, or related activities. Our accrual estimates are determined through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of preclinical studies or clinical trials, or other services being conducted. During the course of a preclinical study or clinical trial, we will adjust the rate of expense recognition if actual results differ from our original estimates.

Recent Accounting Pronouncements

See Note 2 to the financial statements appearing elsewhere in this Annual Report for information concerning recent accounting pronouncements.

JOBS Act Transition Period

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) not providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) not complying with any requirement that may be adopted by the Public Company Accounting Oversight Board. We will remain an emerging growth company until the earliest to occur of (1) the last day of the fiscal year (a) ending December 31, 2023, which is the end of the fiscal year following the fifth anniversary of the completion our initial public offering, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues or income from continuing operations in 2018 or 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is set forth in our financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

With respect to the year ended December 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018  to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management's Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as allowed by the SEC during the transition period for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

Item 9B. Other Information.

On March 25, 2019, we entered into a term loan agreement, or the 2019 Loan, with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver, pursuant to which we may borrow up to $15.0 million, issuable in three separate tranches, or Advances, of $7.5 million, or Tranche A, which was issued upon execution of the SVB and WestRiver Loan Agreement, $2.5 million available to be issued until May 31, 2019, or Tranche B, and $5.0 million, or Tranche C, which we will draw upon the achievement of certain regulatory milestones, or the Tranche C milestones.

The maturity date of the 2019 Loan is March 1, 2023. Under the terms of the 2019 Loan, we are to make interest-only payments through December 31, 2019 on Tranche A and Tranche B at a rate equal to the greater of the Prime Rate plus 1.00%, as defined in the 2019 Loan, or 6.5%, followed by an amortization period of 39 months of equal monthly payments of principal plus interest amounts until paid in full. The interest-only period will automatically be extended to June 30, 2020 if we achieve the Tranche C milestones, followed by an amortization period of 33 months of equal monthly payments of principal plus interest amounts until paid in full. We are required to make a final payment equal to 6% of the aggregate principal amount of the Advances on the maturity date.

We have agreed to issue to SVB and WestRiver warrants to purchase an aggregate of 37,606 shares of our common stock when we draw on Tranche A, an aggregate of 12,131 shares of our common stock on when we draw on Tranche B and an aggregate of 24,462 shares of our common stock when we draw on Tranche C, with an exercise price of the lower of the average closing price of our common stock for the previous ten days of trading or the closing price on the day prior to funding. The warrants are immediately exercisable upon issuance and expire ten years from the date of issuance.

Upon execution of the 2019 Loan, we drew $7.5 million from Tranche A and repaid the outstanding principal balance and accrued portion of the final payment for our existing term loan with SVB in full. We also issued warrants to purchase 18,803 shares of our common stock to each of SVB and WestRiver, with exercise prices of $4.73 per share.

Our obligations under the 2019 Loan are secured by a first priority security interest in substantially all of our current and future assets, excluding intellectual property. We are also obligated to comply with various other customary covenants, including restrictions on our ability to encumber our intellectual property assets.

This summary of the 2019 Loan is qualified in its entirety by reference to the full text of the 2019 Loan, which is filed as Exhibit 10.13 to this Annual Report and incorporated by reference herein.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Proxy Statement under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

PhaseBio Pharmaceuticals, Inc.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

PhaseBio Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PhaseBio Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Philadelphia, Pennsylvania

March 26, 2019

PHASEBIO PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$61,031	$13,406
Restricted cash	20	20
Other receivable	233	—
Prepaid expenses and other assets	1,344	340
Total current assets	62,628	13,766
Property and equipment, net	355	302
Other assets	43	31
Total assets	$63,026	$14,099
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Convertible promissory notes, net of discount	$—	$12,095
Derivative liability	—	3,028
Current portion of long-term debt	—	761
Accounts payable	1,806	430
Accrued expenses	2,771	1,281
Total current liabilities	4,577	17,595
Preferred stock warrant liability	—	1,656
Deferred rent	22	5
Long-term debt	7,500	2,625
Total liabilities	12,099	21,881
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.001 par value; zero and 13,321,350 shares authorized at December 31, 2018 and 2017, respectively; zero and 9,131,999 shares issued and outstanding at December 31, 2018 and 2017, respectively.	—	89,634
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and zero shares authorized at December 31, 2018 and 2017, respectively; zero shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value; 200,000,000 and 14,918,087 shares authorized at December 31, 2018 and 2017, respectively; 24,528,242 shares issued and 24,498,275 shares outstanding at December 31, 2018; 775,755 shares issued and 745,788 shares outstanding at December 31, 2017	25	1
Treasury stock, at cost, 29,967 shares as of December 31, 2018 and 2017	(24)	(24)
Additional paid-in capital	173,837	1,672
Accumulated deficit	(122,911)	(99,065)
Total stockholders’ equity (deficit)	50,927	(97,416)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$63,026	$14,099

See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
Grant revenues	$668	$—
Operating expenses:
Research and development	15,455	6,210
General and administrative	4,857	2,328
Total operating expenses	20,312	8,538
Loss from operations	(19,644)	(8,538)
Other income (expense):
Interest income	387	52
Interest expense	(3,924)	(2,723)
Change in fair value of warrant liability	11	1,019
Change in fair value of derivative liability	(676)	(57)
Total other income (expense)	(4,202)	(1,709)
Net loss	$(23,846)	$(10,247)
Net loss per common share, basic and diluted	$(4.49)	$(13.78)
Weighted average common shares outstanding, basic and diluted	5,305,062	743,470

See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

			Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2016	9,131,999	$89,567	773,208	$1	(29,967)	$(24)	$1,659	$(88,818)	$(87,182)
Exercises of stock options	—	—	2,547	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	—	—	77	—	77
Accretion of redeemable preferred stock to redemption value	—	67	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	—	(10,247)	(10,247)
Balance at December 31, 2017	9,131,999	89,634	775,755	1	(29,967)	(24)	1,672	(99,065)	(97,416)
Issuance of redeemable preferred stock	1,842,959	14,890	—	—	—	—	—	—	—
Issuance of redeemable preferred stock upon conversion of promissory notes	2,080,209	19,778	—	—	—	—	—	—	—
Exercises of warrants for preferred stock	144,948	1,212	—	—	—	—	—	—	—
Accretion of redeemable preferred stock to redemption value	—	95	—	—	—	—	(95)	—	(95)
Conversion of redeemable convertible preferred stock warrants into common stock warrants	—	—	—	—	—	—	3,346	—	3,346
Conversion of redeemable convertible preferred stock into common stock	(13,200,115)	(125,609)	13,225,048	13	—	—	125,596	—	125,609
Issuance of common stock in initial public offering, net	—	—	9,864,666	10	—	—	42,964	—	42,974
Exercises of warrants for common stock, net	—	—	619,086	1	—	—	(70)	—	(69)
Exercises of stock options	—	—	43,687	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	332	—	332
Net loss	—	—	—	—	—	—	—	(23,846)	(23,846)
Balance at December 31, 2018	—	$—	24,528,242	$25	(29,967)	$(24)	$173,837	$(122,911)	$50,927

See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net loss	$(23,846)	$(10,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	96
Stock-based compensation	332	77
Non-cash interest expense	3,664	2,711
Change in fair value warrant liability	(11)	(1,019)
Change in fair value derivative liability	676	57
Changes in operating assets and liabilities:
Other receivable	(233)	—
Prepaid expenses and other assets	(1,017)	40
Accounts payable	1,337	(213)
Accrued expenses	1,923	242
Deferred rent	17	(3)
Net cash used in operating activities	(17,053)	(8,259)
Investing activities
Purchases of property and equipment	(119)	(216)
Net cash used in investing activities	(119)	(216)
Financing activities
Proceeds from issuance of common stock in initial public offering, net	42,974	—
Proceeds from issuance of redeemable convertible preferred stock, net	17,712	—
Proceeds from term loan, net	3,995	3,480
Proceeds from exercise of stock options	92	3
Proceeds from exercise of warrants	24	—
Proceeds from convertible promissory notes, net	—	14,683
Net cash provided by financing activities	64,797	18,166
Net increase in cash and cash equivalents	47,625	9,691
Cash, cash equivalents and restricted cash at the beginning of the year	13,426	3,735
Cash, cash equivalents and restricted cash at the end of the year	$61,051	$13,426
Supplemental disclosure for cash flow
Cash paid for interest	$260	$12
Supplemental disclosure of cash flow information
Conversion of redeemable convertible preferred stock into common stock	$125,609	$—
Conversion of convertible promissory notes into redeemable convertible preferred stock	$19,778	$—
Warrant liability converted to redeemable convertible preferred stock upon the exercise of warrants	$4,297	$—
Issuance of warrants in conjunction with debt	$2,822	$1,795
Conversion of redeemable convertible preferred stock warrants into common stock warrants	$3,346	$—
Accretion of redeemable convertible preferred stock	$95	$67
Purchases of property and equipment included in accounts payable	$39	$—
Issuance of derivative in conjunction with debt	$—	$2,971

See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS INC.

NOTES TO THE FINANCIAL STATEMENTS

1.	Organization and Description of Business

Description of Business

PhaseBio Pharmaceuticals, Inc. (the “Company”) was incorporated as a Delaware corporation on January 10, 2002. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat orphan diseases, with an initial focus on cardiopulmonary indications. The Company’s lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which the Company is developing for the treatment of patients on ticagrelor who are experiencing a major bleeding event or those who require urgent surgery. The Company recently completed a Phase 1 clinical trial of PB2452 in healthy subjects and intends to initiate a Phase 2a clinical trial in healthy older subjects in the first half of 2019. The Company’s second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension. PB1046 utilizes the Company’s proprietary half-life extending elastin-like polypeptide (“ELP”), technology, which also serves as the engine for future product pipeline candidates.

Initial Public Offering

On October 22, 2018, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the issuance and sale of an aggregate of 9,864,666 shares of common stock at a public offering price of $5.00 per share, generating net proceeds of approximately $43.0 million after deducting underwriting discounts and commissions and other offering costs. In connection with the completion of the IPO, all then-outstanding shares of the Company’s redeemable convertible preferred stock were converted into an aggregate of 13,200,115 shares of common stock.

Upon completion of the IPO, the Company’s certificate of incorporation was amended and restated. Under the amended and restated certificate of incorporation, the Company’s authorized capital stock consists of 200,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Reverse Stock Split

In October 2018, the Company effected a 11.0634-for-1 reverse split of its outstanding common stock and redeemable convertible preferred stock. No fractional shares were issued in connection with the stock split, and the par value and other terms of the common stock were not affected by the stock split. All share and per share amounts, including stock options, have been retroactively adjusted in these financial statements for all periods presented to reflect the reverse stock split. Further, exercise prices of stock options have been retroactively adjusted in these financial statements for all periods presented to reflect the reverse stock split.

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception and, as of December 31, 2018, had an accumulated deficit of $122.9 million. The Company expects to continue to incur net losses for at least the next several years. As of December 31, 2018, the Company had cash and cash equivalents of $61.0 million and working capital of $58.1 million. The Company believes that its existing cash and cash equivalents are sufficient to fund its operating expenses and capital requirements into the second quarter of 2020.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). Certain non-significant reclassifications have been made to conform the prior period presentation.

The Company manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

2.	Significant Accounting Policies

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of redeemable convertible preferred stock warrants prior to the IPO, the conversion option on the convertible notes and clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

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

Restricted Cash

The Company had restricted cash of $20,000 as of December 31, 2018 and 2017, which was held in a certificate of deposit at the Company’s bank to secure the Company’s corporate credit card.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company has not recognized any impairment losses in the years ended December 31, 2018 and 2017.

Preferred Stock Warrant Liability

The Company previously issued freestanding warrants to purchase shares of its redeemable convertible preferred stock. Since the underlying redeemable convertible preferred stock was classified outside of permanent equity, those warrants were classified as liabilities in the accompanying balance sheet. Warrants classified as liabilities were recorded at their estimated fair value on the date of issuance and were revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense) in the accompanying statements of operations. The Company estimated the fair value of these warrants using the Black-Scholes option pricing model.

In connection with the Company’s IPO in October 2018, all warrants were either exercised or converted into warrants to purchase common stock, at which time the liability was reclassified to stockholders’ equity.

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

Management makes estimates of the Company’s accrued expenses as of each balance sheet date in the Company’s financial statements based on facts and circumstances known to the Company at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Research and Development Expense

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation based on the estimated fair value at the date of grant. Currently, the Company’s stock-based awards consist only of stock options; however, future grants under the Company’s equity compensation plan may also consist of shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of estimates.

The Company recognizes stock-based compensation cost for ratably vesting stock options on a straight-line basis over the requisite service period of the award.

The Black-Scholes option-pricing model requires the input of subjective assumptions, including the risk-free interest rate, the fair value of the underlying common stock prior to the IPO, the expected dividend yield of the Company’s common stock, the expected volatility of the price of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits, if any, within income tax expense, and any accrued interest and penalties are included within the related tax liability line.

Grant Revenues

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

	As of December 31,
	2018	2017
Common stock options	1,545,403	1,075,209
Warrants to purchase common stock	75,597	—
Redeemable convertible preferred stock	—	9,131,999
Warrants to purchase redeemable convertible preferred stock	—	486,356
Total	1,621,000	10,693,564

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update amends the current accounting guidance for lease transactions. Under the new guidance, a lessee will be required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures will also be required in the financial statements. This guidance will be effective for public companies for annual and interim periods beginning after December 15, 2018. The Company will adopt ASU 2016-02 in 2019. Upon adoption, the Company expects to record a right of use asset and a corresponding lease liability of an amount between $1.5 million and $2.5 million.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The Company adopted this standard in the first quarter of 2018, and the adoption did not have any impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this guidance effective January 1, 2018, and the adoption did not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the accounting for share-based payment awards issued to nonemployees with the accounting for share-based payment awards issued to employees. Under previous GAAP, the accounting for nonemployee share-based payments differed from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. Under the new guidance, (1) equity-classified share-based payment awards issued to nonemployees will be measured at the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, (2) for performance conditions, compensation cost associated with the award will be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition and (3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The Company adopted this standard effective October 1, 2018, and the adoption did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

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

The Company estimated the fair value of redeemable convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes option pricing model at each reporting date, based on the following inputs: the risk-free interest rate; the expected dividend rate; the remaining contractual life of the warrants; the fair value of the underlying stock; and the expected volatility of the price of the underlying common stock. The estimates were based, in part, on subjective assumptions.

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
As of December 31, 2018:
Assets
Cash equivalents	$59,357	$59,357	$—	$—
As of December 31, 2017:
Assets
Cash equivalents	$12,472	$12,472	$—	$—
Liabilities
Derivative liability	$3,028	$—	$—	$3,028
Preferred stock warrant liability	1,656	—	—	1,656
Total liabilities	$4,684	$—	$—	$4,684

The following weighted-average assumptions were used in determining the fair value of the preferred stock warrant liability valued using the Black-Scholes option pricing model as of December 31, 2017:

December 31, 2017
Expected volatility	68.0%
Risk-free interest rate	2.2%
Contractual term (in years)	5.9
Expected dividend yield	—

The following estimated fair values per share of the Company’s underlying redeemable convertible preferred stock were used to determine the estimated fair value of the preferred stock warrant liability:

December 31, 2017
Series AA	$5.75
Series B	$3.76
Series C-1	$3.76

The following tables present activity for the preferred stock warrant liability and the derivative liability measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2017 and 2018 (in thousands):

Preferred Stock
Warrant Liability
Balance at December 31, 2016	$880
Issuance of warrants	1,795
Changes in fair value reflected as change in fair value of warrant liability	(1,019)
Balance at December 31, 2017	1,656
Issuance of warrants	2,822
Exercise of warrants	(1,197)
Changes in fair value reflected as change in fair value of warrant liability	(11)
Conversion to common stock warrants upon IPO	(3,270)
Balance at December 31, 2018	$—

Derivative Liability
Balance at December 31, 2016	$—
Issuance of derivative	2,971
Changes in fair value reflected as change in fair value of derivative liability	57
Balance at December 31, 2017	3,028
Changes in fair value reflected as change in fair value of derivative liability	676
Extinguishment of derivative upon conversion of convertible promissory notes	(3,704)
Balance at December 31, 2018	$—

4.	Property and Equipment

The following table presents the composition of property and equipment, net as of December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018	2017
Lab equipment	$1,764	$1,681
Computer hardware, software and telephone	228	174
Furniture and fixtures	98	70
Leasehold improvements	50	22
	2,140	1,947
Less accumulated depreciation	(1,785)	(1,645)
Property and equipment, net	$355	$302

5.	Accrued Expenses

The following table presents the composition of accrued expenses as of December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018	2017
Accrued clinical and related costs	$1,358	$197
Accrued compensation and related costs	914	346
Accrued interest	194	628
Accrued other	305	110
Accrued expenses	$2,771	$1,281

6.	Debt

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

In connection with the 2017 Notes, the Company issued warrants to the noteholders to purchase 304,397 shares of Series C-1. The warrants were exercisable for $0.12 per share and would expire upon the earlier of (1) the date of the initial closing of a liquidation event, as defined, (2) the closing of a firm commitment underwritten initial public offering or (3) January 2024. All warrants were exercised in connection with the closing of the Company’s IPO. The Company recorded a debt discount of $1.7 million, which represents the estimated fair value of the warrants, upon issuance of the 2017 Notes, which was being amortized to interest expense over the term of the 2017 Notes using the effective-interest method.

In August 2018, the Company sold 1,842,959 shares of Series D redeemable preferred stock (“Series D”) to new and existing investors at a price of $9.659 per share for net proceeds of $17.7 million and issued warrants to purchase 368,582 shares of Series C-1 at an exercise price of $0.12 per share (the “Series D Financing”). Concurrent with the Series D Financing, all of the Company’s previously outstanding 2017 Notes, including accrued interest thereon, were converted into 2,080,209 shares of Series D.

Interest expense, including the debt discount related to the 2017 Notes, was $3.4 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively.

Term Loan

In October 2017, the Company entered into a Loan and Security Agreement (“SVB Loan”) with Silicon Valley Bank (“SVB”), pursuant to which the Company could borrow up to $7.5 million, issuable in three separate tranches (“Growth Capital Advances”) of $3.5 million (“Tranche A”), $2.0 million (“Tranche B”) and $2.0 million (“Tranche C”). Each of the Growth Capital Advances would become available upon the achievement of certain clinical and regulatory milestones. Under the original terms of the SVB Loan, the Company was to make interest-only payments through June 30, 2018 at a rate equal to the Prime Rate as defined per the SVB Loan. The interest-only period would be extended to December 31, 2018 if the Company borrowed the remaining tranches, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In connection with the SVB Loan, the Company issued to SVB a warrant to purchase 49,713 shares of Series C-1 at an exercise price of $9.659 per share. The warrant is immediately exercisable and expires on October 18, 2027. The Company was required to make a final payment equal to 7% of the original aggregate principal amount of the Growth Capital Advances at maturity. In November 2017, the Company drew $3.5 million from Tranche A.

The Company had the option to prepay all, but not less than all, of the borrowed amounts, provided that the Company would have been obligated to pay a prepayment fee equal to (a) 3.0% of the outstanding principal balance of the applicable Growth Capital Advances if prepayment was made prior to the first anniversary of the effective date of the SVB Loan, (b) 2.0% of the outstanding principal balance of the applicable Growth Capital Advances if prepayment was made by the second anniversary of the effective date of the SVB Loan or (c) 1.0% of the outstanding principal balance of the applicable Growth Capital Advances if prepayment was made after the second anniversary of the effective date of the SVB Loan.

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

The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowing of Tranche A and Tranche B, which is being amortized to interest expense over the term of the SVB Loan using the effective-interest method. As of December 31, 2018 and 2017, the Company had $7.5 million and $3.5 million, respectively, of outstanding principal under the SVB Loan and $7.5 million and $3.4 million, respectively, is reflected on the balance sheet net of debt discounts. Interest expense, including amortization of debt discount related to the term debt, totaled $0.6 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. The Company was in compliance with all covenants under the SVB Loan as of December 31, 2018.

On March 25, 2019, the Company repaid the outstanding principal balance and accrued portion of the final payment for the SVB Loan in full (see Note 15). The following table sets forth by year the Company’s required future principal payments for the refinanced SVB Loan (in thousands):

Years Ending December 31,
2019	$—
2020	2,142
2021	2,285
2022	2,438
2023	635
Thereafter	—
$7,500

7.	Commitments and Contingencies

Operating Leases

The Company leases office and research and development facilities and equipment under various non-cancellable operating lease agreements. In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to September 30, 2023. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022.

The Company’s future minimum commitments under its non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2019	$342
2020	368
2021	373
2022	360
2023	204
Thereafter	—
Total	$1,647

The Company recognizes rent expense for the facility operating leases on a straight-line basis. The Company accounts for the difference between the minimum lease payments and the straight-line amount as deferred rent. Rent expense was $0.4 million for the years ended December 31, 2018 and 2017.

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company’s business, operating results, financial condition or cash flows.

Supply Agreement

The Company has entered into a Master Services Agreement (“Supply Agreement”) with BioVectra Inc., (“BioVectra”).  BioVectra will manufacture and supply cGMP-grade quantities of the Company’s PB2452 proprietary drug product (“Product”) for the Company’s potential PB2452 Phase 3 clinical trial as well as any work required to support the marketing authorization filing.  A Commercial Supply Agreement is being put in place for the Product, if it is approved by the FDA.

BioVectra is responsible for the facility, including performing all work related to the procurement, design, project management, installation, assembly, commissioning and validation of the facility and all equipment, and for financing all costs associated with building out the facility. The Company will be responsible for the purchase of certain equipment and raw materials for the production process.

8.	Preferred Stock Warrants

The Company accounted for its warrants to purchase shares of redeemable convertible preferred stock as liabilities as they were exercisable for a redeemable instrument. The Company continued to adjust the liability for changes in fair value of these warrants until they were exercised or converted to common stock warrants.

The following table summarizes the outstanding redeemable convertible preferred stock warrants and the corresponding exercise price as of December 31, 2017:

	Number of Shares Outstanding as of
	December 31, 2017	Exercise Price	Expiration Date
Series AA warrants	1,506	$13.28	March 7, 2018
2009 Series B warrants	25,884	$9.659	December 22, 2019
2014 Series B warrants	104,856	$0.12	May 14, 2021
Convertible debt Series C-1 warrants	304,397	$0.12	January 17, 2024
Term loan Series C-1 warrants	49,713	$9.659	October 18, 2027
	486,356

In August 2018, as part of the Series D Financing, the Company issued warrants to purchase 368,582 shares of Series C-1 redeemable convertible preferred stock (the “2018 Series C-1 warrants”) at an exercise price of $0.12 per share.

In connection with the IPO in October 2018, all outstanding redeemable convertible preferred stock warrants were either exercised or converted to common stock warrants. During 2018, stockholders exercised the outstanding 2014 Series B warrants, convertible debt Series C-1 warrants and the 2018 Series C-1 warrants to purchase an aggregate of 764,034 shares of the Company’s redeemable convertible preferred stock and common stock, at a weighted-average exercise price of $0.12 per share. The outstanding 2009 Series B warrants and Term loan Series C-1 warrants were automatically converted into an aggregate of 75,597 common stock warrants, to which the liability was reclassified to stockholders’ equity.

9.	Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Preferred Stock

The Company issued Series 1 redeemable convertible preferred stock (“Series 1”), Series 2 redeemable preferred  stock  (“Series  2”),  Series  AA  redeemable  convertible  preferred  stock  (“Series AA”), Series B redeemable convertible preferred stock (“Series B”), Series C-1, Series C-2 redeemable convertible preferred stock (“Series C-2”), Series C-3 redeemable convertible preferred stock (“Series C-3”), and Series D (collectively, “Preferred Stock”). Upon the closing of the IPO on October 22, 2018, all shares of Preferred Stock were automatically converted into an aggregate of 13,200,115 shares of common stock.

As of December 31, 2017, the authorized, issued, and outstanding shares of Preferred Stock and their carrying amounts and liquidation values were as follows:

		Shares Issued
	Shares	and	Carrying	Liquidation
	Authorized	Outstanding	Amount	Value
Series 1	132,255	132,255	$522,266	$526,778
Series 2	1	1	240,242	250,000
Series AA	575,470	573,961	7,615,583	7,619,998
Series B	6,382,259	6,251,502	60,366,480	60,379,282
Series C-1	4,524,375	2,174,280	20,888,972	20,999,997
Series C-2	916,095	—	—	—
Series C-3	790,895	—	—	—
Total	13,321,350	9,131,999	$89,633,543	$89,776,055

Conversion

All shares of Preferred Stock were automatically converted into an aggregate of 13,200,115 shares of common stock upon the closing of the IPO on October 22, 2018.

10.	Stock-Based Compensation

Stock Plans

In July 2018, the Company amended the Company’s Amended and Restated 2002 Stock Plan (the “2002 Plan”) to reserve an additional 800,000 shares of common stock for issuance under the 2002 Plan.

In October 2018, the Company’s board of directors and stockholders adopted and approved the 2018 Equity Incentive Plan (the “2018 Plan”), which is a successor to and continuation of the 2002 Plan. The 2018 Plan became effective upon the execution of the underwriting agreement related to the IPO on October 17, 2018. No further grants will be made under the 2002 Plan.

Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2018 Plan is 3,231,626 shares. As of December 31, 2018, the Company had 1,670,921 shares available for grant under the 2018 Plan. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 734,948 shares available for grant to the 2018 Plan effective January 1, 2019. The maximum number of shares of the Company’s common stock that may be issued on the exercise of incentive stock options under the 2018 Plan is 9,694,878.

The following table summarizes stock option activity for the 2002 Plan and 2018 Plan for the year ended December 31, 2018:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price Per	Contractual	Intrinsic
	Options	Share	Term (in years)	Value
Outstanding at Ended December 31, 2016	1,001,546	$1.62	8.1	$58,619
Granted	99,866	$1.44
Exercised	(2,547)	$1.20
Cancelled or expired	(23,656)	$1.76
Outstanding at December 31, 2017	1,075,209	$1.60	7.3	$711,328
Granted	563,268	$4.07
Exercised	(43,687)	$2.12
Cancelled or expired	(49,387)	$1.65
Outstanding at December 31, 2018	1,545,403	$2.48	7.6	$1,593,487
Vested and expected to vest at December 31, 2018	1,545,403	$2.48	7.6	$1,593,487
Vested and exercisable at December 31, 2018	801,294	$1.65	6.3	$1,175,200

The weighted-average grant date fair value per share of options granted was $2.75 and $1.00 for the years ended December 31, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised was $0.2 million and $686 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $1.6 million, which was expected to be recognized in expense over a weighted-average period of approximately 2.9 years.

In October 2018, the Company’s board of directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on October 17, 2018. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success and that of the Company’s affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for U.S. employees.

The ESPP authorizes the issuance of 196,000 shares of the Company’s common stock under purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2019 through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 490,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Subject to this provision, the Company added 244,983 shares available for grant to the ESPP effective January 1, 2019. As of December 31, 2018, no shares of common stock have been purchased under the ESPP.

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

Common Stock Valuation—Due to the absence of a public market trading the Company’s common stock prior to the IPO, it was necessary to estimate the fair value of the common stock underlying the stock-based grants when performing fair value calculations using the Black-Scholes option pricing model. The fair value of the common stock underlying the stock-based grants was assessed for each grant date by the board of directors. All options to purchase shares of common stock have been granted with an exercise price per share no less than the fair value per share of the common stock underlying those options on the date of grant.

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

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended
	December 31,
	2018	2017
Risk-free interest rate	2.88%	2.88%
Expected term (in years)	7.0	7.1
Expected volatility	69%	68%
Expected dividend yield	—	—
Estimated fair value of common stock	$4.07	$1.00

Stock-based compensation expense has been reported in the Company’s statements of operations for the years ended December 31, 2018 and 2017 as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
General and administrative	$208	$40
Research and development	124	37
Total stock-based compensation	$332	$77

11.	License Agreements

MedImmune Limited

In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly owned subsidiary of AstraZeneca plc. Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). In consideration of the license and other rights granted by MedImmune, the Company made an upfront payment of $0.1 million, which was included as research and development expense for the year ended December 31, 2017. The Company is also obligated to make a series of contingent milestone payments totaling up to an aggregate of $18.0 million upon the achievement of clinical development and regulatory milestones. As of December 31, 2018, none of the clinical development or regulatory filing milestones had been met. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of PB2452 and provides MedImmune with the return of rights to PB2452 if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. As of December 31, 2017, the Company had incurred and reimbursed MedImmune $0.5 million for such third-party product storage costs. The Company incurred an insignificant amount of third-party product storage costs in the year ended December 31, 2018. AstraZeneca plc is a stockholder of the Company.

Duke University

In October 2006, the Company entered into a license agreement with Duke University (“Duke”) (as amended, the “Duke License”). Pursuant to the Duke License, Duke granted to the Company an exclusive, worldwide license under certain patent rights and a non-exclusive license to know-how owned or controlled by Duke to develop and commercialize any products or processes covered under the Duke License (the “Duke licensed products”). The Duke License was amended in February 2016 to allow Duke to use the Company’s technology in the area of small-molecule oncologics. The Duke License is a worldwide, sublicensable agreement and remains in full effect for the life of the last-to-expire patents included in the patent rights, which is approximately 20 years. The Company is required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.

The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of December 31, 2018, the Company was in compliance with its development obligations.

The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through December 31, 2018.

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

In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of PB1046 for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the U.S. government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. The Company recognized $0.7 million under the SBIR grants in the year ended December 31, 2018. The Company did not recognize any grant revenues for the year ended December 31, 2017.

13.	Income Taxes

The Company’s loss before income taxes was $23.8 million and $10.2 million for the years ended December 31, 2018 and 2017, respectively and was generated entirely in the United States. The Company did not record current or deferred income tax expense or benefit during the years ended December 31, 2018 and 2017.

A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2018 and 2017, respectively, as follows (in thousands):

	Year Ended December 31,
	2018	2017
Income tax benefit at statutory rate	$(5,008)	$(3,484)
State income tax, net of federal benefit	(1,593)	(528)
Permanent items	3	4
Fair value adjustments	15	(164)
Non-deductible interest expense	706	905
Stock-based compensation	45	21
Orphan drug credit	(475)	(616)
Research and development credits	(274)	(218)
Uncertain tax positions	222	209
Tax Cuts and Jobs Act	(15)	10,978
Change in valuation allowance	6,426	(7,110)
Other	(52)	3
	$—	$—

Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are shown below:

	Year Ended December 31,
	2018	2017
Net deferred tax asset:
Net operating loss carryforwards	$31,744	$26,138
Research and development credits	4,615	3,863
Accrued expenses	332	239
Intangibles	69	110
Property and equipment	(18)	(2)
Other, net	54	22
Total net deferred tax asset	36,796	30,370
Valuation allowance for deferred tax asset	(36,796)	(30,370)
Deferred tax assets, net of valuation allowance	$—	$—

As of December 31, 2018 and 2017, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance against the deferred tax assets. This evaluation utilizes the framework contained in ASC 740, Income Taxes, whereby management considers all available positive and negative evidence as of the balance sheet date to determine whether all or some portion of the Company’s deferred tax assets will be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not (a probability level of more than 50%) that the asset will not be realized.

Management followed the guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome” and concluded that the Company’s deferred tax assets were not realizable as of December 31, 2018 and 2017 and recorded a valuation allowance of $36.8 million and $30.4 million, respectively, to offset the deferred tax assets. The change in valuation allowance for the years ended December 31, 2018 and 2017 was an increase of $6.4 million and a decrease of $7.1 million, respectively.

At December 31, 2018, the Company had federal and Pennsylvania net operating loss (“NOL”) carryforwards of $111.9 million, and $105.9 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022, unless previously utilized. The federal NOL generated in 2018 of $20.4 million will be available to offset up to 80% of future taxable income and may be carried forward indefinitely. The Pennsylvania NOLs may be used to offset 40% of future taxable income and will begin to expire in 2029, unless previously utilized.

At December 31, 2018, the Company also has federal and Pennsylvania research and development tax credit carryforwards totaling $3.2 million and $0.2 million, respectively. The federal and Pennsylvania research and development tax credit carryforwards will begin to expire in 2028 and 2029, respectively, unless previously utilized.

At December 31, 2018, the Company also has federal orphan drug credit carryforwards of $2.8 million, which will begin to expire in 2036, unless previously utilized.

For all years through December 31, 2018, the Company generated a combination of research and development credits and orphan drug credits. Certain of these credits were derived from studies to document the qualified activities and certain other credits were not derived from studies. For the credits that were calculated through a study, the IRS, on audit, may disagree with the amount of credits calculated. When studies are ultimately performed for the other credits, they may result in an adjustment to those specific credits.

Under the Internal Revenue Code, the utilization of a corporation’s net operating loss and tax credit carryforwards may be limited following a greater than 50% change in ownership over a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss and tax credit carryforward period. Under these rules, prior ownership changes may have created a limitation in the Company’s ability to use certain tax carryforwards on a yearly basis. Additionally, certain state operating losses may also be limited, including Pennsylvania, which limits net operating loss carryforward utilization to 35% (40% in 2019 and thereafter) of apportioned taxable income.

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitations of net operating carryforwards created in tax years beginning after December 31, 2017.

The Company applied the guidance in SEC Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, related to the remeasurement of deferred tax assets and liabilities. At December 31, 2018, the Company has now completed its accounting for all of the enactment-date income tax effects of the Act, and no adjustments were made to the provisional amounts recorded at December 31, 2017.

The most significant impact of the Tax Act on the Company's consolidated financial statements was the reduction of $11.0 million of the deferred tax assets related to the net operating losses and other deferred tax assets. The reduction was offset by a change in the Company's valuation allowance. Another significant impact of the Tax Act was to reduce the applicable percentage to be used for the Orphan Drug Credit for tax years beginning after December 31, 2017.

The Company applies the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2015 and forward remain open for examination for federal tax purposes and tax years 2015 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2018 will remain subject to examination until the respective tax year is closed.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Gross unrecognized tax benefits at the beginning of the year	$1,293	$1,067
Increases related to current year positions	362	226
Increases related to prior year positions	154	—
Decreases related to prior year positions	—	—
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	$1,809	$1,293

Due to the Company's valuation allowance, none of the unrecognized tax benefits, if recognized, would affect the Company's effective tax rate.

As of December 31, 2018, and 2017, the Company had unrecognized tax benefits of $1.8 million and $1.3 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2018 and 2017, the Company did not accrue any interest and penalties on uncertain tax positions. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

14.	Related Party Transactions

As described above in Note 11, the Company is party to the MedImmune License. MedImmune is a related party of the Company.

15.	Subsequent Events

On March 25, 2019, the Company entered into a term loan agreement (the “2019 Loan”) with SVB and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”), pursuant to which the Company may borrow up to $15.0 million, issuable in three separate tranches (“Advances”), of $7.5 million, or Tranche A, which was issued upon execution of the SVB and WestRiver Loan Agreement, $2.5 million available to be issued until May 31, 2019, (“Tranche B”), and $5.0 million (“Tranche C”), which the Company will draw upon the achievement of certain regulatory milestones (the “Tranche C milestones”).

The maturity date of the 2019 Loan is March 1, 2023. Under the terms of the 2019 Loan, the Company is to make interest-only payments through December 31, 2019 on Tranche A and Tranche B at a rate equal to the greater of the Prime Rate plus 1.00%, as defined in the 2019 Loan, or 6.5%, followed by an amortization period of 39 months of equal monthly payments of principal plus interest amounts until paid in full. The interest-only period will automatically be extended to June 30, 2020 if the Company achieves the Tranche C milestones, followed by an amortization period of 33 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the Company’s regular monthly payments of principal plus accrued interest, the Company is required to make a final payment equal to 6% of the aggregate principal amount of the Advances on the maturity date.

The Company has agreed to issue to SVB and WestRiver warrants to purchase shares of common stock on when we draw on each of Tranche A (an aggregate of 12,131 shares of common stock) and Tranche B (an aggregate of 24,262 shares of common stock), with an exercise price of the lower of the average closing price of the Company’s common stock for the previous ten days of trading or the closing price on the day prior to funding. The warrants are immediately exercisable upon issuance and expire ten years from the date of issuance.

Upon execution of the 2019 Loan, the Company drew $7.5 million from Tranche A and repaid the outstanding principal balance and accrued portion of the final payment for the SVB Loan in full.

The Company’s obligations under the 2019 Loan are secured by a first priority security interest in substantially all of the Company’s current and future assets, excluding intellectual property. The Company is also obligated to comply with various other customary covenants, including restrictions on the Company’s ability to encumber its intellectual property assets.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes to the financial statements.

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018

3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018

4.1	Form of Warrant to Purchase Shares of Series B Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. on December 22, 2009.	S-1	333-227474	4.2	September 21, 2018

4.2	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018

4.3	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018

4.4#	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.

4.5#	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.

10.1+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Agreement and Restricted Stock Unit Grant Notice and Agreement thereunder.	S-8	333-227935	10.2	October 22, 2018

10.2+	2018 Employee Stock Purchase Plan.	S-8	333-227935	10.3	October 22, 2018

10.3+	Non-Employee Director Compensation Policy.	S-1/A	333-227474	10.4	October 5, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.4+	Form of Indemnification Agreement by and between PhaseBio Pharmaceuticals, Inc. and each of its directors and executive officers.	S-1/A	333-227474	10.5	October 5, 2018

10.5+	Severance Benefit Plan and Form of Participation Agreement.	S-1/A	333-227474	10.6.1	October 5, 2018

10.6+	Amended and Restated 2002 Stock Plan and Form of Option Agreement and Exercise Notice thereunder, as amended to date.	S-1	333-227474	10.1	September 21, 2018

10.7+	Offer Letter, dated as of November 19, 2012, by and between PhaseBio Pharmaceuticals, Inc. and Jonathan P. Mow, as amended to date.	S-1	333-227474	10.7	September 21, 2018

10.8+	Offer Letter, dated as of March 13, 2016, by and between PhaseBio Pharmaceuticals, Inc. and John Sharp.	S-1	333-227474	10.8	September 21, 2018

10.9+	Offer Letter, dated as of November 19, 2012, by and between PhaseBio Pharmaceuticals, Inc. and John Lee, M.D., Ph.D.	S-1	333-227474	10.9	September 21, 2018

10.10†	License Agreement, dated as of October 18, 2017 and as amended to date, by and between Phase Bioscience, Inc. (predecessor to PhaseBio Pharmaceuticals, Inc.) and Duke University	S-1	333-227474	10.10	September 21, 2018

10.11†	License Agreement, dated as of November 21, 2017, by and between PhaseBio Pharmaceuticals, Inc. and MedImmune Limited.	S-1	333-227474	10.11	September 21, 2018

10.12	Loan and Security Agreement, dated as of October 18, 2017 and as amended to date, by and between PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank.	S-1	333-227474	10.12	September 21, 2018

10.13#	Loan and Security Agreement, dated as of March 25, 2019, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.

10.14#††	Master Services Agreement, dated as of November 14, 2018, by and between PhaseBio Pharmaceuticals, Inc. and BioVectra Inc.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.15	Lease Agreement, dated as of January 15, 2010 and as amended to date, by and between PhaseBio Pharmaceuticals, Inc. and Liberty Property Limited Partnership.	S-1	333-227474	10.13	September 21, 2018

23.1#	Consent of KPMG LLP

24.1#	Power of Attorney

31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
+	Indicates management contract or compensatory plan.
†

Confidential treatment has been granted for certain portions of this exhibit (indicated by asterisks). Such information has been omitted and was filed separately with the Securities and Exchange Commission.

††

Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to PhaseBio Pharmaceuticals, Inc. if publicly disclosed.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASEBIO PHARMACEUTICALS INC.

March 26, 2019	By:	/s/ John Sharp
John Sharp
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan P. Mow and John Sharp, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of PhaseBio Pharmaceuticals, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan P. Mow Jonathan P. Mow	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2019

/s/ John Sharp John Sharp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2019

/s/ Clay B. Thorp Clay B. Thorp	Chairman of the Board of Directors	March 26, 2019

/s/ Edmund P. Harrigan, M.D. Edmund P. Harrigan, M.D.	Director	March 26, 2019

/s/ Nancy J. Hutson, Ph.D. Nancy J. Hutson, Ph.D.	Director	March 26, 2019

/s/ Peter Justin Klein, M.D., J.D. Peter Justin Klein, M.D., J.D.	Director	March 26, 2019

/s/ Caroline Loewy Caroline Loewy	Director	March 26, 2019

/s/ Bibhash Mukhopadhyay, Ph.D. Bibhash Mukhopadhyay, Ph.D.	Director	March 26, 2019

/s/ Linda Tufts Linda Tufts	Director	March 26, 2019

/s/ Richard A. van den Broek Richard A. van den Broek	Director	March 26, 2019