Form 10-Q
period 2019-03-31
PhaseBio Pharmaceuticals Inc
filed 2019-05-09
CIK 1169245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PHAS	The Nasdaq Stock Market LLC

Class of Common Stock	Outstanding Shares as of May 3, 2019
Common Stock, $0.001 par value	28,626,950

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$51,894	$61,031
Restricted cash	20	20
Other receivable	670	233
Prepaid expenses and other assets	1,491	1,344
Total current assets	54,075	62,628
Property and equipment, net	380	355
Operating lease right-of-use assets	1,899	—
Other assets	32	43
Total assets	$56,386	$63,026
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$423	$-
Accounts payable	2,058	1,806
Accrued expenses and other current liabilities	1,316	2,771
Total current liabilities	3,797	4,577
Long-term debt	6,841	7,500
Operating lease liabilities	1,666	—
Deferred rent	—	22
Total liabilities	12,304	12,099
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; zero shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 24,528,392 shares issued and 24,498,425 shares outstanding at March 31, 2019; 24,528,242 shares issued and 24,498,275 shares outstanding at December 31, 2018	25	25
Treasury stock, at cost, 29,967 shares as of March 31, 2019 and December 31, 2018	(24)	(24)
Additional paid-in capital	174,285	173,837
Accumulated deficit	(130,204)	(122,911)
Total stockholders’ equity	44,082	50,927
Total liabilities and stockholders' equity	$56,386	$63,026

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Grant revenue	$653	$—
Operating expenses:
Research and development	5,721	2,235
General and administrative	2,316	643
Total operating expenses	8,037	2,878
Loss from operations	(7,384)	(2,878)
Other income (expense):
Interest income	317	36
Interest expense	(226)	(1,404)
Change in fair value of warrant liability	—	5
Change in fair value of derivative liability	—	(162)
Total other income (expense)	91	(1,525)
Net loss	$(7,293)	$(4,403)
Net loss per common share, basic and diluted	$(0.30)	$(5.90)
Weighted average common shares outstanding, basic and diluted	24,498,388	745,812

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

			Stockholders' Equity (Deficit)
	Redeemable Convertible						Additional		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	—	$—	24,528,242	$25	(29,967)	$(24)	$173,837	$(122,911)	$50,927
Issuance of common stock warrants	—	—	—	—	—	—	210	—	210
Exercises of stock options	—	—	150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	238	—	238
Net loss	—	—	—	—	—	—	—	(7,293)	(7,293)
Balance at March 31, 2019	—	$—	24,528,392	$25	(29,967)	$(24)	$174,285	$(130,204)	$44,082

Balance at December 31, 2017	9,132,024	$89,634	775,780	$9	(29,967)	$(24)	$1,664	$(99,065)	$(97,416)
Stock-based compensation	—	—	—	—	—	—	104	—	104
Accretion of redeemable preferred stock to redemption value	—	16	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	—	(4,403)	(4,403)
Balance at March 31, 2018	9,132,024	$89,650	775,780	$9	(29,967)	$(24)	$1,752	$(103,468)	$(101,731)

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(7,293)	$(4,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	27
Stock-based compensation	238	104
Non-cash interest expense	129	1,365
Change in fair value warrant liability	—	(5)
Change in fair value derivative liability	—	162
Changes in operating assets and liabilities:
Other receivable	(437)	—
Prepaid expenses and other assets	(99)	246
Accounts payable	225	129
Accrued expenses	(1,533)	(257)
Deferred rent	8	(2)
Net cash used in operating activities	(8,731)	(2,634)
Investing activities
Purchases of property and equipment	(84)	(6)
Net cash used in investing activities	(84)	(6)
Financing activities
Long-term borrowings, net	616	—
Repayments of long-term debt	(938)	—
Net cash used in financing activities	(322)	—
Net decrease in cash and cash equivalents	(9,137)	(2,640)
Cash, cash equivalents and restricted cash at the beginning of the period	61,051	13,406
Cash, cash equivalents and restricted cash at the end of the period	$51,914	$10,766
Supplemental disclosure for cash flow
Cash paid for interest	$98	$39
Supplemental disclosure of non-cash investing and financing activities
Accrued interest on term loan refinanced to principal	$308	$—
Issuance of warrants in conjunction with debt	$209	$—
Debt refinanced with new term loan	$6,563	$—
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$1,991	$—
Accretion of redeemable convertible preferred stock	$—	$16
Purchases of property and equipment included in accounts payable	$11	$10

See accompanying notes to unaudited condensed financial statements.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.	Organization and Description of Business

Description of Business

PhaseBio Pharmaceuticals, Inc. (the “Company”) was incorporated as a Delaware corporation on January 10, 2002. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat orphan diseases, with an initial focus on cardiopulmonary indications. The Company’s lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which the Company is developing for the treatment of patients on ticagrelor who are experiencing a major bleeding event or those who require urgent surgery. The Company’s second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension. PB1046 utilizes the Company’s proprietary half-life extending elastin-like polypeptide technology, which also serves as the engine for our preclinical pipeline.

Initial Public Offering

In October 2018, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the issuance and sale of an aggregate of 9,864,666 shares of common stock at a public offering price of $5.00 per share, generating net proceeds of $43.0 million after deducting underwriting discounts and commissions and other offering costs. In connection with the completion of the IPO, all then-outstanding shares of the Company’s redeemable convertible preferred stock were converted into an aggregate of 13,200,115 shares of common stock.

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

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception and, as of March 31, 2019, had an accumulated deficit of $130.2 million. The Company expects to continue to incur net losses for at least the next several years. As of March 31, 2019, the Company had cash and cash equivalents of $51.9 million and working capital of $50.3 million. In April 2019, the Company completed an underwritten public offering of its common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.2 million after deducting underwriting discounts and commissions and other offering costs (see Note 14). Management believes that its cash and cash equivalents as of March 31, 2019, together with the net proceeds from the April 2019 offering, are sufficient to fund the Company’s operating expenses and capital requirements into the second half of 2020.

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed financial statements have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim condensed financial statements and footnotes should be read in conjunction with the audited

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

financial statements and footnotes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 26, 2019, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Use of Estimates

The preparation of the Company’s condensed financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. The most significant estimates in the Company’s condensed financial statements relate to the valuation of redeemable convertible preferred stock warrants prior to the IPO, the conversion option on the convertible notes prior to conversion and clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains certain deposit accounts and money market funds in federally insured financial institutions in excess of federally insured limits. The Company could experience losses on the money market funds in the future.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts.

Restricted Cash

The Company had restricted cash of $20,000 as of March 31, 2019 and December 31, 2018, which was held in a certificate of deposit at the Company’s bank to secure the Company’s corporate credit card.

Fair Value of Financial Instruments

The carrying amounts of other receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair value because of the short maturity of these items. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair values of the term loan and operating lease liabilities and corresponding right-of-use assets approximate their respective carrying values.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of March 31, 2019 or December 31, 2018.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement and (ii) the right-of-use lease asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement. Any lease incentives received and any initial direct costs are amortized on a straight-line basis over the expected lease term. Rent expense is recorded on a straight-line basis over the expected lease term.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in either the three months ended March 31, 2019 or the year ended December 31, 2018.

Preferred Stock Warrant Liability

The Company previously issued freestanding warrants to purchase shares of its redeemable convertible preferred stock. Since the underlying redeemable convertible preferred stock was classified outside of permanent equity, those warrants were classified as liabilities in the accompanying condensed balance sheet. Warrants classified as liabilities were recorded at their estimated fair value on the date of issuance and were revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense) in the accompanying condensed statements of operations. The Company estimated the fair value of these warrants using the Black-Scholes option-pricing model.

In connection with the Company’s IPO in October 2018, all warrants were either exercised or converted into warrants to purchase common stock, at which time the liability was reclassified to stockholders’ equity.

Preclinical and Clinical Trial Accruals

The Company accrues and expenses preclinical studies and clinical trial activities performed by third parties based upon estimates of the proportion of work completed over the life of the individual trial and subject enrollment rates in accordance with agreements with clinical research organizations, contract manufacturing organizations and clinical trial sites. The Company determines the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including the Company’s clinical development plan.

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

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Research and Development Expense

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation based on the estimated fair value at the date of grant. Currently, the Company’s stock-based awards consist only of stock options; however, future grants under the Company’s equity compensation plan may also consist of shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units. The Company also maintains an employee stock purchase program under which it may issue shares. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of estimates. The Company recognizes stock-based compensation cost for ratably vesting stock options on a straight-line basis over the requisite service period of the award and records forfeitures in the period in which they occur.

The Black-Scholes option-pricing model requires the input of subjective assumptions, including the risk-free interest rate, the fair value of the underlying common stock (for option grants prior to the IPO), the expected dividend yield of the Company’s common stock, the expected volatility of the price of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.

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

Grant Revenue

Grant revenue is derived from government grants that support the Company’s efforts on specific research projects. The Company has determined that the government agencies providing grants to the Company are not customers. The Company recognizes grant revenue when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant revenue will be received.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

	As of March 31,
	2019	2018
Redeemable convertible preferred stock	—	9,132,024
Common stock options	2,525,055	1,075,284
Warrants to purchase common stock	113,203	—
Warrants to purchase redeemable convertible preferred stock	—	484,860
Total	2,638,258	10,692,168

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. This update amended the current accounting guidance for lease transactions. Under the new guidance, a lessee is required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures are required in the financial statements. The Company adopted ASU 2016-02 in the first quarter of 2019 using a modified retrospective transition method as of the effective date as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, the Company does not expect the amendments in ASU 2018-01: Land Easement Practical Expedient to have an effect on us because the Company does not enter into land easement arrangements. There was no effect of the adoption of Topic 842 on retained earnings and other components of equity as of December 31, 2018. Upon adoption, the Company recorded right-of-use assets and corresponding lease liabilities of $2.0 million.

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

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

The Company estimated the fair value of redeemable convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes option-pricing model at each reporting date, based on the following inputs: the risk-free interest rate; the expected dividend rate; the remaining contractual life of the warrants; the fair value of the underlying stock; and the expected volatility of the price of the underlying common stock. The estimates were based, in part, on subjective assumptions.

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
As of March 31, 2019:
Assets
Cash equivalents	$49,673	$49,673	$—	$—
As of December 31, 2018:
Assets
Cash equivalents	$59,357	$59,357	$—	$—

4.	Property and Equipment

The following table presents the composition of property and equipment, net as of March 31, 2019 and December 31, 2018 (in thousands):

	As of	As of
	March 31, 2019	December 31, 2018
Lab equipment	$1,781	$1,764
Computer hardware, software and telephone	253	228
Furniture and fixtures	98	98
Leasehold improvements	64	50
	2,196	2,140
Less accumulated depreciation	(1,816)	(1,785)
Property and equipment, net	$380	$355

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

5.	Accrued Expenses

The following table presents the composition of accrued expenses as of March 31, 2019 and December 31, 2018 (in thousands):

	As of	As of
	March 31, 2019	December 31, 2018
Accrued clinical and related costs	$447	$1,358
Accrued compensation and related costs	401	914
Accrued interest	10	194
Operating lease liability, short-term	262	—
Accrued other	196	305
Accrued expenses and other current liabilities	$1,316	$2,771

6.	Debt

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

Interest expense, including the debt discount related to the 2017 Notes, was zero  and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

Term Loans

October 2017 Loan Agreement with Silicon Valley Bank

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

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

March 2019 Loan Agreement with Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.

In March 2019, the Company entered into a new term loan agreement (the “2019 Loan”) with SVB and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”), pursuant to which the Company may borrow up to $15.0 million, issuable in three separate tranches (“Advances”), of $7.5 million (“Tranche 1”), which was issued upon execution of the 2019 Loan, $2.5 million available to be issued until May 31, 2019 (“Tranche 2”) and $5.0 million (“Tranche 3”), which the Company will draw upon the achievement of certain regulatory milestones (the “Tranche 3 milestones”).

The maturity date of the 2019 Loan is March 1, 2023. Under the terms of the 2019 Loan, the Company is to make interest-only payments through December 31, 2019 on Tranche 1 and Tranche 2 at a rate equal to the greater of the Prime Rate plus 1.00%, as defined in the 2019 Loan, or 6.5%, followed by an amortization period of 39 months of equal monthly payments of principal plus interest until paid in full. The interest-only period will automatically be extended to June 30, 2020 if the Company achieves the Tranche 3 milestones, followed by an amortization period of 33 months of equal monthly payments of principal plus interest until paid in full. In addition to and not in substitution for the Company’s regular monthly payments of principal plus accrued interest, the Company is required to make a final payment equal to 6% of the aggregate principal amount of the advances (“Final Payment”) on the maturity date.

Upon execution of the 2019 Loan and the draw of Tranche 1, the Company issued to SVB and WestRiver warrants to purchase an aggregate of 37,606 shares of common stock with an exercise price of $4.73 per share. The Company has agreed to issue additional warrants to SVB and WestRiver to purchase an aggregate of 12,131 and 24,262 shares of common stock upon the draw of Tranche 2 and Tranche 3, respectively, with an exercise price of the lower of the average closing price of the Company’s common stock for the previous ten days of trading or the closing price on the day prior to funding.

Upon execution of the 2019 Loan, the Company drew $7.5 million from Tranche 1 and repaid the outstanding principal balance and the accrued portion of the Final Payment of the SVB Loan.

The Company’s obligations under the 2019 Loan are secured by a first priority security interest in substantially all of the Company’s current and future assets, excluding intellectual property. The Company is also obligated to comply with various other customary covenants, including restrictions on the Company’s ability to encumber its intellectual property assets.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

The Company recorded a debt discount of $0.2 million for the estimated fair value of warrants and debt issuance costs upon the borrowing of Tranche 1, which is being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense, including amortization of the debt discount related to the term debt, totaled $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The balance of the Final Payment liability was $4,000 as of March 31, 2019 and is included in long-term debt on the condensed balance sheet. The Company is in compliance with all covenants under the 2019 Loan as of March 31, 2019.

Based on a 39-month amortization of the outstanding principal amounts for the 2019 Loan as discussed above, the following table sets forth by year the Company’s required future principal payments (in thousands):

Years Ending December 31,
2019 (remaining nine months)	$—
2020	2,139
2021	2,285
2022	2,441
2023	635
Thereafter	—
$7,500

7.	Commitments and Contingencies

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company’s business, operating results, financial condition or cash flows.

Supply Agreement

The Company entered into a master services agreement (“Supply Agreement”) with BioVectra Inc., (“BioVectra”).  BioVectra will manufacture and supply cGMP-grade quantities of PB2452 for the Company’s potential Phase 3 clinical trial as well as any work required to support the marketing authorization filing of PB2452. The Company plans to put a commercial supply agreement in place for PB2452 if it is approved by the FDA.

BioVectra is responsible for the facility, including performing all work related to the procurement, design, project management, installation, assembly, commissioning and validation of the facility and all equipment, and for financing a majority of the costs associated with building out the facility. The Company will be responsible for the purchase of certain equipment and raw materials for the production process.

8.	Leases

Operating Leases

The Company leases office and research and development facilities and equipment under various non-cancellable operating lease agreements.

In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to July 31, 2018 and again to September 30, 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. As of March 31, 2019, the weighted average remaining lease term for the Company’s leases was 6.7 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 6.4%.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Maturities of operating lease liabilities as of March 31, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (remaining nine months)	$254
2020	372
2021	377
2022	363
2023	272
Thereafter	776
Total future lease payments	2,414
Less: Present value adjustment	(486)
Operating lease liabilities	$1,928

The Company recognizes rent expense for the operating leases on a straight-line basis. The Company accounts for the cumulative difference between the minimum lease payments and the straight-line amount as deferred rent and records it as an offset to operating lease right-of-use assets. Rent expense was $0.1 million for each of the three months ended March 31, 2019 and 2018.

9.	Stockholders’ Equity

Preferred Stock

The Company issued Series 1 redeemable convertible preferred stock, Series 2 redeemable preferred  stock,  Series  AA  redeemable  convertible  preferred  stock, Series B redeemable convertible preferred stock, Series C-1 redeemable convertible preferred stock, Series C-2 redeemable convertible preferred stock, Series C-3 redeemable convertible preferred stock, and Series D convertible preferred stock (collectively, “Preferred Stock”). Upon the closing of the IPO on October 22, 2018, all shares of Preferred Stock were automatically converted into an aggregate of 13,200,115 shares of common stock.

10.	Stock-Based Compensation

Stock-based compensation expense has been reported in the Company’s condensed statements of operations for the three months ended March 31, 2019 and 2018 as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
General and administrative	$192	$28
Research and development	46	76
Total stock-based compensation	$238	$104

As of March 31, 2019, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $3.4 million, which was expected to be recognized in expense over a weighted-average period of approximately 3.2 years.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

11.	License Agreements

MedImmune Limited

In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly owned subsidiary of AstraZeneca plc. Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). In consideration of the license and other rights granted by MedImmune, the Company made an upfront payment of $0.1 million, which was included as research and development expense for the year ended December 31, 2017. The Company is also obligated to make a series of contingent milestone payments totaling up to an aggregate of $18.0 upon the achievement of clinical development and regulatory milestones. As of March 31, 2019, none of the clinical development or regulatory filing milestones had been met. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of PB2452 and provides MedImmune with the return of rights to PB2452 if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third party product storage costs. As of December 31, 2018, the Company had incurred and reimbursed MedImmune $0.5 million for such third-party product storage costs. The Company incurred an insignificant amount of third-party product storage costs in the three months ended March 31, 2019 and 2018. AstraZeneca plc (“AstraZeneca”) is a stockholder of the Company.

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

The Company is obligated to pay up to $2.2 upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of March 31, 2019, the Company was in compliance with its development obligations.

The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones No sales of Duke licensed products or services have occurred since the effective date through March 31, 2019.

Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance, may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional nonroyalty payments it receives. If Duke receives revenue as a result of a license or sublicense to a third-party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $0.1 million. Duke is also a stockholder of the Company.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

12.	Grant Revenue

In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of PB1046 for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the U.S. government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. The Company recognized $0.7 million and zero under the SBIR grants in the three months ended March 31, 2019 and 2018, respectively.

13.	Related Party Transactions

As described above in Note 11, the Company is party to the MedImmune License. AstraZeneca, the parent company of MedImmune, is a related party of the Company.

14.	Subsequent Events

April 2019 Offering

In April 2019, the Company completed an underwritten public offering of its common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.2 million after deducting underwriting discounts and commissions and other offering costs.

Wacker License Agreement

In April 2019, the Company entered into a license agreement (the “Wacker License Agreement”) with Wacker Biotech gmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries, and to commercialize PB2452, if approved, manufactured by or on behalf of the Company using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the periods ended December 31, 2018 and 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC on March 26, 2019. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to PhaseBio Pharmaceuticals, Inc.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat orphan diseases, with an initial focus on cardiopulmonary indications. Our lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which we are developing for the treatment of patients on ticagrelor who are experiencing a major bleeding event or those who require urgent surgery. In our recently completed Phase 1 clinical trial of PB2452, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion, and sustained reversal for over 20 hours in dosing cohorts in which we administered PB2452 over an extended infusion period. We began enrollment in our Phase 2a clinical trial of PB2452 in healthy older subjects in April 2019. The United States Food and Drug Administration, or FDA, granted Breakthrough Therapy designation for PB2452 in April 2019. Our second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension, or PAH. PB1046 utilizes our proprietary half-life extending elastin-like polypeptide, or ELP, technology, which also serves as the engine for our preclinical pipeline. We retain worldwide rights to all of our product candidates.

We have a limited operating history. Since our inception in 2002, our operations have focused on developing our clinical and preclinical product candidates and our proprietary ELP technology, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials and preclinical studies. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since inception, we have financed our operations through the sale of equity and debt securities and our term loans with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver.

In 2018, we received $60.7 million in aggregate net proceeds from our initial public offering, or our IPO, and the sale of Series D convertible preferred stock and $4.0 million under our term loan with SVB. In April 2019, we received $46.2 million in aggregate net proceeds from an underwritten public offering of our common stock.

Since our inception, we have incurred significant operating losses. Our net loss was $7.3 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $130.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Recent Developments

Breakthrough Therapy Designation

In April 2019, the FDA granted Breakthrough Therapy designation for PB2452 for the reversal of ticagrelor’s antiplatelet activity. The Breakthrough Therapy designation was supported by our Phase 1 clinical trial results, in which we observed immediate and sustained reversal of ticagrelor’s antiplatelet activity.

April 2019 Offering

In April 2019, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.2 million after deducting underwriting discounts and commissions and other offering costs.

FINANCIAL OVERVIEW

Components of Operating Results

Grant Revenue

Grant revenue is derived from government grants that support our efforts on specific research projects. We recognize grant revenue when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant revenue will be received.

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

•	outsourced professional scientific development services;
•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses relating to regulatory activities; and
•	facilities, laboratory materials and supplies used to support our research activities.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expense to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our later-stage clinical trials for PB2452 and PB1046 and conduct other preclinical studies and clinical trials and potentially prepare regulatory filings for our product candidates.

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

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may never succeed in achieving regulatory approval for our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take several years and millions of dollars in development costs.

General and Administrative Expense

General and administrative expense consists principally of salaries and related costs for personnel in executive and administrative functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expense includes professional fees for legal, accounting and tax-related services and insurance costs.

We anticipate that our general and administrative expense will increase as a result of increased payroll, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company. We anticipate the additional costs for these services will increase our general and administrative expense by between $1.0 million and $2.0 million on an annual basis.

Interest Expense

Interest expense consists of interest expense on our convertible promissory notes and term loan. Following the conversion of the convertible promissory notes into shares of redeemable convertible Series D preferred stock in August 2018, we no longer recognize interest on the convertible promissory notes. We recognize interest on our term loan with SVB and WestRiver.

Change in Fair Value of Warrant and Derivative Liabilities

Change in fair value of warrant and derivative liabilities reflects the revaluation at each reporting date of our redeemable convertible preferred stock warrants and the conversion option on our convertible promissory notes, respectively. Following the conversion of our convertible promissory notes to preferred stock in August 2018, the conversion of all outstanding shares of our preferred stock into common stock, and the corresponding conversion of all outstanding preferred stock warrants into common stock warrants, in connection with the closing of our IPO in October 2018, we no longer remeasure the warrant liability or derivative liability for periods following the closing of the IPO.

License Agreements

MedImmune Limited

In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or Medimmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune licensed products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune licensed products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. As of March 31, 2019, we have paid $0.5 million under the MedImmune License.

Duke University

In October 2006, we entered into an exclusive license agreement, or the Duke License, with Duke University, or Duke, which we most recently amended in April 2019. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products covered by the Duke License, or Duke licensed products, relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional nonroyalty payments we receive. As of March 31, 2019, we have not paid any amounts under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.

Wacker License Agreement

In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech gmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries, and to commercialize PB2452, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Grant revenue	$653	$—	$653
Operating expenses:
Research and development	5,721	2,235	3,486
General and administrative	2,316	643	1,673
Total operating expenses	8,037	2,878	5,159
Loss from operations	(7,384)	(2,878)	(4,506)
Other income (expense):
Interest income	317	36	281
Interest expense	(226)	(1,404)	1,178
Change in fair value of warrant liability	—	5	(5)
Change in fair value of derivative liability	—	(162)	162
Total other income (expense)	91	(1,525)	1,616
Net loss	$(7,293)	$(4,403)	$(2,890)

Grant Revenue

Grant revenue was $0.7 million for the three months ended March 31, 2019 as we incurred allowable costs qualifying for reimbursement under our government grants. We did not receive any grant revenue for the three months ended March 31, 2018 as we did not receive any grants until the third quarter of 2018.

Research and Development Expense

Research and development expense was $5.7 million for the three months ended March 31, 2019, compared to $2.2 million for the three months ended March 31, 2018. The increase of $3.5 million was primarily attributable to increased costs associated with preclinical and clinical development activities largely related to PB2452.

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Preclinical and clinical development	$4,314	$1,367	$2,947
Compensation and related benefits	1,085	632	453
Stock-based compensation	46	76	(30)
Facilities expense	158	99	59
Other	118	61	57
Total research and development expenses	$5,721	$2,235	$3,486

We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
External research and development expense by program:
PB2452	$3,317	$307	$3,010
PB1046	901	918	(17)
Unallocated research and development expense:
Compensation and stock-based compensation	1,131	708	423
Other research and development	372	302	70
Total research and development expenses	$5,721	$2,235	$3,486

General and Administrative Expense

General and administrative expense was $2.3 million for three months ended March 31, 2019, compared to $0.6 million for the three months ended March 31, 2018. The increase of $1.7 million was primarily attributable to increases in professional services including legal, marketing and other consulting services, personnel expense due to additional headcount and expenses associated with being a public company.

Interest Expense

Interest expense was $0.2 million for the three months ended March 31, 2019, compared to $1.4 million for the three months ended March 31, 2018. The decrease of $1.2 million was attributable to interest from $13.1 million in borrowings pursuant to our convertible promissory notes, which were outstanding as of March 31, 2018. These notes were converted into shares of redeemable convertible Series D stock in August 2018 and therefore were not outstanding during the three months ended March 31, 2019.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability resulted in no expense for the three months ended March 31, 2019, compared to other income of $5,000 for the three months ended March 31, 2018. The preferred stock warrants were subject to remeasurement at each reporting period, with changes in fair value recorded in the condensed statement of operations. The outstanding preferred stock warrants converted into common stock warrants upon the completion of our IPO in October 2018 and, accordingly, we no longer remeasure the fair value of the warrant liability.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability resulted in no expense for the three months ended March 31, 2019, compared to $0.2 million of expense for the three months ended March 31, 2018. The conversion option related to our convertible promissory notes was subject to remeasurement at each reporting period, with changes in fair value recorded in the condensed statement of operations. The convertible promissory notes converted into redeemable convertible preferred stock in August 2018 upon the sale of the Series D redeemable convertible preferred stock and, accordingly, we no longer remeasure the fair value of the derivative liability.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and our convertible preferred stock and borrowings under our term loans.

In October 2017, we entered into a loan and security agreement, or SVB Loan, with SVB which provided that we could borrow up to $7.5 million. In March 2019, we entered into a new term loan agreement, or the 2019 Loan, with SVB and WestRiver, pursuant to which we may borrow up to $15.0 million, issuable in three separate tranches. As of March 31, 2019, we have drawn on one tranche under the 2019 Loan of $7.5 million. The second tranche of $2.5 million, may be drawn through May 31, 2019 and the final tranche of $5.0 million may be drawn upon the achievement of certain clinical milestones related to the development of PB2452.

In August 2018, we received $17.7 million in net proceeds from the sale of our Series D redeemable convertible preferred stock. Concurrent with this financing, all of our outstanding convertible promissory notes, and accrued interest thereon, were converted into 2.1 million shares of Series D redeemable convertible preferred stock.

In October 2018, we completed our IPO of our common stock, which resulted in the issuance and sale of 9.9 million shares of common stock at a public offering price of $5.00 per share, generating net proceeds of approximately $43.0 million after deducting underwriting discounts and commissions and other offering costs. Upon closing of the IPO, all outstanding shares of our redeemable convertible preferred stock were converted into an aggregate of 13.2 million shares of common stock.

As of March 31, 2019, we had cash and cash equivalents of $51.9 million. In April 2019, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.2 million after deducting underwriting discounts and commissions and other offering costs.

The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(8,731)	$(2,634)
Net cash used in investing activities	(84)	(6)
Net cash used in financing activities	(322)	—
Net decrease in cash and cash equivalents	$(9,137)	$(2,640)

Operating Activities

Net cash used in operating activities was $8.7 million during the three months ended March 31, 2019. The use of cash primarily related to our net loss of $7.3 million, in addition to a $1.8 million change in our operating assets and liabilities. The change in our operating assets and liabilities was principally due to a $1.5 million decrease in accrued expenses as a result of increased clinical trial payments related to PB2452 in the first quarter of 2019.

Net cash used in operating activities was $2.6 million during the three months ended March 31, 2018. The use of cash primarily related to our net loss of $4.4 million, adjusted for non-cash charges principally related to $1.4 million for non-cash interest expense.

Investing Activities

Net cash used in investing activities was $0.1 million for the purchase of property and equipment during the three months ended March 31, 2019. Net cash used in investing activities was $6,000 for the purchase of property and equipment during the three months ended March 31, 2018.

Financing Activities

Net cash used in financing activities was $0.3 million during the three months ended March 31, 2019, due primarily to repayments of long-term debt of $0.9 million partially offset by borrowings of $0.6 million related to the 2019 Loan. There was no net cash used in or provided by financing activities during the three months ended March 31, 2018.

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

We expect our existing cash and cash equivalents as of March 31, 2019, together with the net proceeds from our April 2019 underwritten public offering, are sufficient to fund our operating expenses and capital requirements into the second half of 2020. We intend to devote our existing cash and the net proceeds from the April 2019 offering to advance PB2452 and PB1046, fund the development of our ELP technology and preclinical programs and for general working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting policies, or GAAP. The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis.

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

There were no material changes to our critical accounting policies which are disclosed in our audited financial statements for the years ended December 31, 2018 and 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 26, 2019.

Recent Accounting Pronouncements

See “Note 2. Significant Accounting Policies” in “Notes to Condensed Financial Statements” located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of a money market fund and marketable securities and are invested in U.S. Treasury obligations. A hypothetical 1% increase in interest rates as of March 31, 2019 and December 31, 2018 would have resulted in immaterial decreases in the fair values of our cash equivalents at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 or year ended December 31, 2018

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

With respect to the quarter ended March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses. Our net loss was $7.3 million for the quarter ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $130.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations with proceeds raised in our initial public offering and private placements of convertible debt and convertible preferred stock. We have no products approved for commercialization and have never generated any revenue from product sales.

We have devoted substantially all of our financial resources and efforts to the development of our clinical and preclinical product candidates and our proprietary half-life extending elastin-like polypeptide, or ELP, technology, including conducting preclinical studies and clinical trials. We have initiated a Phase 2a trial of PB2452 and a Phase 2b clinical trial of PB1046. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

As of March 31, 2019, we had cash and cash equivalents of $51.9 million. In April 2019, we received $46.2 million in aggregate net proceeds from an underwritten public offering of our common stock. We believe that our existing cash and cash equivalents as of March 31, 2019, together with the net proceeds from our April 2019 offering, are sufficient to fund our operating expenses and capital requirements into the second half of 2020. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We currently have no products that are approved for commercial sale. We currently have only two clinical-stage product candidates, PB2452 and PB1046. To date, we have not yet conducted any later-stage clinical trials. We have not completed the development of any product candidates and we may never be able to develop marketable products.

We have invested substantially all of our efforts and financial resources in the development of our clinical and preclinical product candidates and our proprietary ELP technology. Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of PB2452, PB1046 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

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

A Breakthrough Therapy designation by the FDA for PB2452, or any other product candidate, may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We have received a Breakthrough Therapy designation for PB2452 for the reversal of ticagrelor’s antiplatelet activity and may, in the future, apply for Breakthrough Therapy designation for other product candidates. A Breakthrough Therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as Breakthrough Therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for PB2452, or any other product candidate, may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. In addition, the FDA may later decide that PB2452, or any product candidate that may receive Breakthrough Therapy designation, no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.

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

We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of PB2452, PB1046 or any other product candidates which we may pursue, for clinical development as well as for commercial manufacture of PB2452, PB1046 or any other product candidate which we may pursue if we receive marketing approval. We also rely on a proprietary E. coli strain owned by Wacker Biotech GmbH, or Wacker, which we have licensed for the production of PB2452. Our reliance on Wacker’s E. coli strain increases the risk that we will not have sufficient quantities of PB2452 or be able to obtain quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts. We will continue to rely on Wacker to manufacture our clinical supply of PB2452 for our planned Phase 2a and Phase 2b clinical trials. We recently engaged BioVectra, Inc., another cGMP manufacturing facility, for the later-stage clinical and commercial production of PB2452, if approved.

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

As of March 31, 2019, our patent estate contained at least 15 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 20 United States patents, over 10 United States patent applications, over 50 foreign patents and over 40 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

•

the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (1) payments or other “transfers of value’’ made to physicians and teaching hospitals, and (2) ownership and investment interests held by physicians and their immediate family members; and

•

state and foreign law equivalents of each of the above federal laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could harm our business.

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

Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will also have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval, commonly known as off-label promotion. However, companies may share truthful and not misleading information that is not inconsistent with the labeling. The holder of an approved BLA must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Further, on January 31, 2019, the HHS Office of Inspector General

proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these and other proposed measures will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of March 31, 2019, we had 27 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

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

Our stock price has been, and may continue to be, volatile. Since our IPO, our common stock has traded at prices ranging from $2.55 to $16.65 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

A significant portion of our total outstanding shares are available for immediate resale, and the remainder will be eligible to be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Following the expiration in April of the lockup agreements between the pre-IPO holders of substantially all of our outstanding stock, the vast majority of our outstanding shares of common stock are available for immediate resale in the public market, with the exception of approximately 10 million shares that are subject to lockup agreements with the underwriters for our recent follow-on offering, which agreements expire 60 calendar days following the pricing of the follow-on offering. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

In addition, we have filed registration statements on Form S-8 registering the issuance of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

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

We have broad discretion in the use of our cash and cash equivalents.

We have broad discretion over the use of our cash and cash equivalents, including the net proceeds from our recent public offerings. You may not agree with our decisions, and our use of these cash and cash equivalents may not yield any return on your investment. We expect to use our existing cash and cash equivalents to advance PB2452, advance PB1046, fund development of our ELP technology and preclinical programs and for working capital and general corporate purposes. In addition, we may use a portion of our cash and cash equivalents to pursue our strategy to in-license or acquire additional product candidates. Our failure to apply our cash and cash equivalents effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these cash and cash equivalents. You will not have the opportunity to influence our decisions on how to use these cash and cash equivalents.

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

We have begun incurring increased costs and demands upon management as a result of being a public company.

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

Item 2.Recent Sales of Unregistered Securities and Use of Proceeds

(b) Use of Proceeds

On October 17, 2018, our Registration Statement on Form S-1, as amended (File No. 333-227474), was declared effective in connection with our IPO, pursuant to which we sold an aggregate of 9,864,666 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $5.00 per share. Citigroup Global Markets, Inc., Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers and Needham & Company, LLC acted as co-manager for the offering.

The IPO closed on October 22, 2018 with respect to 9,200,000 shares of common stock. The net proceeds from this sale, after underwriting discounts and offering expenses, were $39.9 million. On November 5, 2018, the offering closed with respect to an additional 664,666 shares purchased by the underwriters pursuant to the underwriters’ option to purchase additional shares. The net proceeds from this sale, after underwriting discounts, were approximately $3.1 million. In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 19, 2018.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018
4.1	Form of Warrant to Purchase Shares of Series B Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. on December 22, 2009.	S-1	333-227474	4.2	September 21, 2018
4.2	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018
4.3	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018
4.4	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.	10-K	001-38697	4.4	March 26, 2019
4.5	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.	10-K	001-38697	4.5	March 26, 2019
10.1	Loan and Security Agreement, dated as of March 25, 2019, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.	10-K	001-38697	10.13	March 26, 2019
10.2†	Master Services Agreement, dated as of November 14, 2018, by and between PhaseBio Pharmaceuticals, Inc. and BioVectra Inc.	10-K	001-38697	10.14	March 26, 2019
10.3+	Non-Employee Director Compensation Policy, as amended.	8-K	001-38697	10.1	March 4, 2019
10.4†	Eighth Amendment to License Agreement, dated as of March 5, 2019, by and between PhaseBio Pharmaceuticals, Inc. and Duke University	8-K	001-38697	10.1	April 9, 2019
31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

†

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

PHASEBIO PHARMACEUTICALS INC.

May 9, 2019	By:	/s/ John Sharp
John Sharp
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)