Form 10-Q
period 2019-06-30
PhaseBio Pharmaceuticals Inc
filed 2019-08-14
CIK 1169245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Common Stock	Outstanding Shares as of August 6, 2019
Common Stock, $0.001 par value	28,698,836

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$90,342	$61,031
Restricted cash	—	20
Other receivable	1,180	233
Prepaid expenses and other assets	3,375	1,344
Total current assets	94,897	62,628
Property and equipment, net	677	355
Operating lease right-of-use assets	1,832	—
Other assets	32	43
Total assets	$97,438	$63,026
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1,265	$—
Accounts payable	3,047	1,806
Accrued expenses and other current liabilities	1,434	2,771
Total current liabilities	5,746	4,577
Long-term debt	8,429	7,500
Operating lease liabilities	1,598	—
Other long-term liabilities	56	—
Deferred rent	—	22
Total liabilities	15,829	12,099
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; zero shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,727,607 shares issued and 28,697,640 shares outstanding at June 30, 2019; 24,528,242 shares issued and 24,498,275 shares outstanding at December 31, 2018	29	25
Treasury stock, at cost, 29,967 shares as of June 30, 2019 and December 31, 2018	(24)	(24)
Additional paid-in capital	221,040	173,837
Accumulated deficit	(139,436)	(122,911)
Total stockholders’ equity	81,609	50,927
Total liabilities and stockholders' equity	$97,438	$63,026

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Grant revenue	$203	$—	$856	$—
Revenue under collaborative agreement	500	—	500	—
Total revenue	703	—	1,356	—
Operating expenses:
Research and development	7,781	3,190	13,502	5,425
General and administrative	2,404	917	4,720	1,560
Total operating expenses	10,185	4,107	18,222	6,985
Loss from operations	(9,482)	(4,107)	(16,866)	(6,985)
Other income (expense):
Interest income	491	36	808	72
Interest expense	(219)	(1,447)	(445)	(2,851)
Foreign exchange loss	(22)	—	(22)	—
Change in fair value of warrant liability	—	(1,001)	—	(996)
Change in fair value of derivative liability	—	(155)	—	(317)
Total other income (expense)	250	(2,567)	341	(4,092)
Net loss	$(9,232)	$(6,674)	$(16,525)	$(11,077)
Net loss per common share, basic and diluted	$(0.33)	$(8.95)	$(0.63)	$(14.85)
Weighted average common shares outstanding, basic and diluted	27,932,610	745,812	26,224,986	745,812

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

			Stockholders' Equity (Deficit)
	Redeemable Convertible						Additional		Total Stockholders'
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	—	$—	24,528,242	$25	(29,967)	$(24)	$173,837	$(122,911)	$50,927
Issuance of common stock warrants	—	—	—	—	—	—	210	—	210
Exercises of stock options	—	—	150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	238	—	238
Net loss	—	—	—	—	—	—	—	(7,293)	(7,293)
Balance at March 31, 2019	—	—	24,528,392	25	(29,967)	(24)	174,285	(130,204)	44,082
Issuance of common stock warrants	—	—	—	—	—	—	86	—	86
Issuance of common stock in public offering, net	—	—	4,124,475	4	—	—	46,273	—	46,277
Exercises of stock options	—	—	74,740	—	—	—	126	—	126
Stock-based compensation	—	—	—	—	—	—	270	—	270
Net loss	—	—	—	—	—	—	—	(9,232)	(9,232)
Balance at June 30, 2019	—	$—	28,727,607	$29	(29,967)	$(24)	$221,040	$(139,436)	$81,609

Balance at December 31, 2017	9,132,024	$89,634	775,780	$9	(29,967)	$(24)	$1,664	$(99,065)	$(97,416)
Stock-based compensation	—	—	—	—	—	—	104	—	104
Accretion of redeemable preferred stock to redemption value	—	16	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	—	(4,403)	(4,403)
Balance at March 31, 2018	9,132,024	89,650	775,780	9	(29,967)	(24)	1,752	(103,468)	(101,731)
Stock-based compensation	—	—	—	—	—	—	62	—	62
Accretion of redeemable preferred stock to redemption value	—	17	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	(6,674)	(6,674)
Balance at June 30, 2018	9,132,024	$89,667	775,780	$9	(29,967)	$(24)	$1,797	$(110,142)	$(108,360)

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(16,525)	$(11,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	54
Stock-based compensation	508	166
Non-cash interest expense	254	2,761
Change in fair value warrant liability	—	996
Change in fair value derivative liability	—	317
Changes in operating assets and liabilities:
Other receivable	(948)	—
Prepaid expenses and other assets	(2,019)	115
Accounts payable	1,243	(115)
Accrued expenses	(1,463)	149
Deferred rent	11	(5)
Net cash used in operating activities	(18,865)	(6,639)
Investing activities
Purchases of property and equipment	(429)	(28)
Net cash used in investing activities	(429)	(28)
Financing activities
Proceeds from issuance of common stock in public offering, net	46,308	—
Long-term borrowings, net	3,089	1,995
Proceeds from exercise of stock options	126	—
Repayments of long-term debt	(938)	—
Net cash provided by financing activities	48,585	1,995
Net increase (decrease) in cash and cash equivalents	29,291	(4,672)
Cash, cash equivalents and restricted cash at the beginning of the period	61,051	13,406
Cash, cash equivalents and restricted cash at the end of the period	$90,342	$8,734
Supplemental disclosure for cash flow
Cash paid for interest	$191	$90
Supplemental disclosure of non-cash investing and financing activities
Accrued interest on term loan refinanced to principal	$308	$—
Issuance of warrants in conjunction with debt	$296	$—
Debt refinanced with new term loan	$6,563	$—
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$1,991	$—
Accretion of redeemable convertible preferred stock	$—	$33
Deferred stock offering costs included in accounts payable and accrued expenses	$31	$604
Purchases of property and equipment included in accounts payable	$6	$—

See accompanying notes to unaudited condensed financial statements.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.	Organization and Description of Business

Description of Business

PhaseBio Pharmaceuticals, Inc. (the “Company”) was incorporated as a Delaware corporation on January 10, 2002. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat orphan diseases, with an initial focus on cardiopulmonary indications. The Company’s lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which the Company is developing for the treatment of patients on ticagrelor who are experiencing a major bleeding event or those who require urgent surgery. The Company’s second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension. PB1046 utilizes the Company’s proprietary half-life extending elastin-like polypeptide technology, which also serves as an engine for the Company’s preclinical pipeline.

Reverse Stock Split

In October 2018, in connection with its initial public offering (“IPO”), the Company effected a 11.0634-for-1 reverse split of its outstanding common stock and redeemable convertible preferred stock. No fractional shares were issued in connection with the stock split, and the par value and other terms of the common stock were not affected by the stock split. All share and per share amounts, including stock options, have been retroactively adjusted in these condensed financial statements for all periods presented to reflect the reverse stock split. Further, exercise prices of stock options have been retroactively adjusted in these condensed financial statements for all periods presented to reflect the reverse stock split.

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception and, as of June 30, 2019, had an accumulated deficit of $139.4 million. The Company expects to continue to incur net losses for at least the next several years. As of June 30, 2019, the Company had cash and cash equivalents of $90.3 million and working capital of $89.2 million. Management believes that its cash and cash equivalents as of June 30, 2019 are sufficient to fund the Company’s operating expenses and capital requirements into the second half of 2020.

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed financial statements have been made. Although these interim condensed financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim condensed financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 26, 2019, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Restricted Cash

The Company had restricted cash of $20,000 as of December 31, 2018, which was held in a certificate of deposit at the Company’s bank to secure the Company’s corporate credit card. The restriction was removed in June 2019.

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

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of June 30, 2019 or December 31, 2018.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in either the six months ended June 30, 2019 or the year ended December 31, 2018.

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

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Revenue Under Collaborative Agreement

The Company generates revenues from payments received under a collaborative agreement. Under such collaboration agreements, the Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identifies the promised goods or services in the contract; (ii) identifies the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determines the transaction price, including the constraint on variable consideration; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Company satisfies the performance obligations.

For revenue from such collaborative agreements, the Company generally collects an upfront license payment from the collaboration partner and is also entitled to receive event-based payments subject to the collaboration partner's achievement of specified development, regulatory and sales-based milestones. In addition, the Company is generally entitled to royalties if products under the collaboration are commercialized. Although such agreements are in form structured as collaborative agreements, for accounting purposes they represent contracts with customers that are not subject to accounting literature on collaborative arrangements. If the Company grants to collaboration partners a license to the Company’s intellectual property, the Company does not develop assets jointly with the collaboration partner and does not share in significant risks of their development or commercialization activities.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Transaction price for a contract represents the amount to which the Company is entitled in exchange for providing goods and services to the customer. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Apart from the upfront license payment, all other fees the Company may earn under such collaborative agreements are subject to significant uncertainties of product development. Achievement of many of the event-based development and regulatory milestones may not be probable until such milestones are actually achieved. This generally relates to milestones such as obtaining marketing authorization approvals and successful completion of clinical trials. With respect to other development milestones, e.g. dosing of a first patient in a clinical trial, achievement could be considered probable prior to its actual occurrence, based on the progress towards commencement of the trial. The Company does not include any amounts subject to uncertainties into the transaction price until it is probable that the amount will not result in a significant reversal of revenue in the future. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price.

Because such agreements generally only have one type of performance obligation, a license, which is generally all transferred at the same time as agreement inception, allocation of the transaction price among multiple performance obligations is not required.

Upfront amounts allocated to licenses are recognized as revenue when the licenses are transferred to the collaboration partners. Development milestones and other fees are recognized in revenue when their occurrence becomes probable.

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

	As of June 30,
	2019	2018
Redeemable convertible preferred stock	—	9,132,024
Common stock options	2,433,115	1,210,866
Warrants to purchase common stock	125,333	—
Warrants to purchase redeemable convertible preferred stock	—	484,860
Total	2,558,448	10,827,750

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. This update amended the current accounting guidance for lease transactions. Under the new guidance, a lessee is required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures are required in the condensed financial statements. The Company adopted ASU 2016-02 in the first quarter of 2019 using a modified retrospective transition method as of the effective date as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust comparative prior period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, the Company does not expect the amendments in ASU 2018-01: Land Easement Practical Expedient to have an effect on its condensed financial statements because the Company does not enter into land easement arrangements. There was no effect of the adoption of the new leasing standards on retained earnings and other components of equity as of December 31, 2018. Upon adoption in the first quarter of 2019, the Company recorded right-of-use assets and corresponding lease liabilities of $2.0 million.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
As of June 30, 2019:
Assets
Cash equivalents	$90,112	$90,112
As of December 31, 2018:
Assets
Cash equivalents	$59,357	$59,357	$—	$—

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

4.	Property and Equipment

The following table presents the composition of property and equipment, net as of June 30, 2019 and December 31, 2018 (in thousands):

	As of	As of
	June 30, 2019	December 31, 2018
Lab equipment	$2,088	$1,764
Computer hardware, software and telephone	273	228
Furniture and fixtures	98	98
Leasehold improvements	67	50
Construction in progress	10	—
	2,536	2,140
Less accumulated depreciation	(1,859)	(1,785)
Property and equipment, net	$677	$355

5.	Accrued Expenses

The following table presents the composition of accrued expenses as of June 30, 2019 and December 31, 2018 (in thousands):

	As of	As of
	June 30, 2019	December 31, 2018
Accrued clinical and related costs	$302	$1,358
Accrued compensation and related costs	671	914
Accrued interest	54	194
Operating lease liability, short-term	266	—
Accrued other	141	305
Accrued expenses and other current liabilities	$1,434	$2,771

6.	Debt

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

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Interest expense, including the debt discount related to the 2017 Notes, was zero and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and zero and $2.6 million for the six months ended June 30, 2019 and 2018, respectively.

Term Loans

October 2017 Loan Agreement with Silicon Valley Bank

In October 2017, the Company entered into a Loan and Security Agreement (“SVB Loan”) with Silicon Valley Bank (“SVB”), pursuant to which the Company could borrow up to $7.5 million, issuable in three separate tranches (“Growth Capital Advances”) of $3.5 million (“Tranche A”), $2.0 million (“Tranche B”) and $2.0 million (“Tranche C”). Each of the Growth Capital Advances would become available upon the achievement of certain clinical and regulatory milestones. Under the original terms of the SVB Loan, the Company was to make interest-only payments through June 30, 2018 at a rate equal to the Prime Rate as defined per the SVB Loan. The interest-only period would be extended to December 31, 2018 if the Company borrowed the remaining tranches, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In connection with the SVB Loan, the Company issued to SVB a warrant to purchase 49,713 shares of Series C-1 at an exercise price of $9.659 per share, which is now exercisable for common stock following the IPO. The warrant is immediately exercisable and expires on October 18, 2027. The Company was required to make a final payment equal to 7% of the original aggregate principal amount of the Growth Capital Advances at maturity. In November 2017, the Company drew $3.5 million from Tranche A.

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

March 2019 Loan Agreement with Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.

In March 2019, the Company entered into a new term loan agreement (the “2019 Loan”) with SVB and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”), pursuant to which the Company may borrow up to $15.0 million, issuable in three separate tranches (“Advances”), of $7.5 million (“Tranche 1”), which was issued upon execution of the 2019 Loan, $2.5 million, which was issued in May 2019 (“Tranche 2”) and $5.0 million (“Tranche 3”), which the Company will draw upon the achievement of certain regulatory milestones (the “Tranche 3 Milestones”).

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

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Upon execution of the 2019 Loan and the draw of Tranche 1, the Company issued to SVB and WestRiver warrants to purchase an aggregate of 37,606 shares of common stock with an exercise price of $4.73 per share. In May 2019, upon the draw of Tranche 2, the Company issued to SVB and WestRiver warrants to purchase an aggregate of 12,130 shares of common stock with an exercise price of $10.86 per share. The Company has agreed to issue additional warrants to SVB and WestRiver to purchase an aggregate of 24,262 shares of common stock upon the draw of Tranche 3 with an exercise price of the lower of the average closing price of the Company’s common stock for the previous ten days of trading or the closing price on the day prior to funding.

Upon execution of the 2019 Loan, the Company drew $7.5 million from Tranche 1 and repaid the outstanding principal balance and the accrued portion of the Final Payment of the SVB Loan. In May 2019, the Company drew $2.5 million from Tranche 2.

The Company’s obligations under the 2019 Loan are secured by a first priority security interest in substantially all of the Company’s current and future assets, excluding intellectual property. The Company is also obligated to comply with various other customary covenants, including restrictions on the Company’s ability to encumber its intellectual property assets.

The Company recorded a debt discount of $0.3 million for the estimated fair value of warrants and debt issuance costs upon the borrowings of Tranche 1 and Tranche 2, which is being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense under the SVB Loan and the 2019 Loan, including amortization of the debt discount related to the term debt, totaled $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The balance of the Final Payment liability was $0.1 million as of June 30, 2019 and is included in long-term debt on the condensed balance sheet. The Company is in compliance with all covenants under the 2019 Loan as of June 30, 2019.

Based on a 39-month amortization of the outstanding principal amounts for the 2019 Loan as discussed above, the following table sets forth by year the Company’s required future principal payments as of June 30, 2019 (in thousands):

Years Ending December 31,
2019 (remaining six months)	$—
2020	2,852
2021	3,047
2022	3,255
2023	846
Thereafter	—
$10,000

7.	Commitments and Contingencies

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

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

8.	Leases

Operating Leases

The Company leases office and research and development facilities and equipment under various non-cancellable operating lease agreements.

In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to July 31, 2018 and again to September 30, 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. As of June 30, 2019, the weighted average remaining lease term for the Company’s leases was 6.5 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 6.4%.

Maturities of operating lease liabilities as of June 30, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (remaining six months)	$163
2020	372
2021	377
2022	363
2023	272
Thereafter	776
Total future lease payments	2,323
Less: Present value adjustment	(459)
Operating lease liabilities	$1,864

The Company recognizes rent expense for the operating leases on a straight-line basis. The Company accounts for the cumulative difference between the minimum lease payments and the straight-line amount as deferred rent and records it as an offset to operating lease right-of-use assets. Rent expense was $0.1 million for each of the three months ended June 30, 2019 and 2018 and $0.2 million for each of the six months ended June 30, 2019 and 2018, respectively.

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

Initial Public Offering

In October 2018, the Company completed an IPO of its common stock, which resulted in the issuance and sale of an aggregate of 9,864,666 shares of common stock at a public offering price of $5.00 per share, generating net proceeds of $43.0 million after deducting underwriting discounts and commissions and other offering costs. In connection with the completion of the IPO, all then-outstanding shares of the Company’s redeemable convertible preferred stock were converted into an aggregate of 13,200,115 shares of common stock.

Upon completion of the IPO, the Company’s certificate of incorporation was amended and restated. Under the amended and restated certificate of incorporation, the Company’s authorized capital stock consists of 200,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

April 2019 Offering

In April 2019, the Company completed an underwritten public offering of its common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.3 million after deducting underwriting discounts and commissions and other offering costs.

10.	Stock-Based Compensation

Stock-based compensation expense has been reported in the Company’s condensed statements of operations for the three and six months ended June 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative	$205	$26	$397	$54
Research and development	65	36	111	112
Total stock-based compensation	$270	$62	$508	$166

As of June 30, 2019, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $3.1 million, which was expected to be recognized in expense over a weighted-average period of approximately 3.0 years.

11.	License Agreements

MedImmune Limited

In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly owned subsidiary of AstraZeneca plc. Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). In consideration of the license and other rights granted by MedImmune, the Company made an upfront payment of $0.1 million, which was included as research and development expense for the year ended December 31, 2017. The Company is also obligated to make a series of contingent milestone payments totaling up to an aggregate of $18.0 million upon the achievement of clinical development and regulatory milestones. As of June 30, 2019, the Company incurred a $1.0 million milestone payment payable to MedImmune, which was recorded as a research and development expense. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of PB2452 and provides MedImmune with the return of rights to PB2452 if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third party product storage costs. As of December 31, 2018, the Company had incurred and reimbursed MedImmune $0.5 million for such third-party product storage costs. The Company incurred an insignificant amount of third-party product storage costs in the six months ended June 30, 2019 and 2018. AstraZeneca plc (“AstraZeneca”) is a stockholder of the Company.

Duke University

In October 2006, the Company entered into a license agreement with Duke University (“Duke”) (as amended, the “Duke License”). Pursuant to the Duke License, Duke granted to the Company an exclusive, worldwide license under certain patent rights and a non-exclusive license to know-how owned or controlled by Duke to develop and commercialize any products or processes covered under the Duke License (the “Duke licensed products”). The Duke License was amended in February 2016 to allow Duke to use the Company’s technology in the area of small-molecule oncologics. The Duke License is a worldwide, sublicensable agreement and remains in full effect for the life of the last-to-expire patents included in the patent rights, which is estimated to be 2029. The Company is required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.

The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of June 30, 2019, the Company was in compliance with its development obligations.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through June 30, 2019.

Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance, may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional nonroyalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third-party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $0.1 million. Duke is also a stockholder of the Company.

Wacker

In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries, and to commercialize PB2452, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. As of June 30, 2019, the Company has not incurred any costs under the Wacker License Agreement.

12.	Revenue

Grant revenue

In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of PB1046 for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the U.S. government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. The Company recognized $0.2 million and $0.9 million of revenue under the SBIR grants in the three and six months ended June 30, 2019, respectively. The Company did not recognize any revenue from the SBIR grant in the three and six months ended June 30, 2018.

Revenue Under Collaborative Agreement

In April 2019, the Company entered into an agreement with ImmunoForge Co., Ltd. (“ImmunoForge”) for the exclusive, worldwide license of PB1023, a long-acting, recombinant glucagon-like peptide-1 analogue, for the treatment of certain diseases, including conditions related to sarcopenia. The Company received an upfront payment of $0.2 million upon execution of the contract and is entitled to receive $0.3 million within one year of the effective date of the agreement. The Company is eligible to receive milestone-based payments and mid-single digit royalty payments on net sales of licensed products, a percentage of which Duke University is entitled to receive pursuant to the Duke License. For the three and six months ended June 30, 2019, the Company recognized $0.5 million in revenue related to the upfront fee received from ImmunoForge upon the execution of the contract.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat orphan diseases, with an initial focus on cardiopulmonary indications. Our lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which we are developing for the treatment of patients on ticagrelor who are experiencing a major bleeding event or those who require urgent surgery. Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of PB2452 in the United States through an accelerated approval process. In our recently completed Phase 1 clinical trial of PB2452, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion, and sustained reversal for over 20 hours in dosing cohorts in which we administered PB2452 over an extended infusion period. We are currently conducting a Phase 2a clinical trial of PB2452 in healthy older and elderly subjects. In June 2019, we announced the preliminary results from the Phase 2a trial, in which a statistically significant reversal of ticagrelor was achieved within 5 minutes of initiation of PB2452 infusion and sustained for over 20 hours. Platelet function was normalized by 15 minutes following initiation of PB2452 infusion and remained normal for over 20 hours. In these cohorts, PB2452 was generally well tolerated, with only minor adverse events reported. These preliminary data are consistent with results from our previously published Phase 1 trial. The FDA granted Breakthrough Therapy designation for PB2452 in April 2019. We expect to complete our Phase 2a trial, and initiate our Phase 2b trial, in the fourth quarter of 2019. Based on feedback from the FDA, we intend to submit a Biologics License Application, or BLA, based on an interim analysis of the first 100 patients treated in our Phase 3 trial. We expect to initiate our Phase 3 trial in the first quarter of 2020. Based on an 18-month estimated enrollment timeline for the Phase 3 trial, we anticipate that we could submit our BLA for PB2452 in the second half of 2022. Our second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension, or PAH. PB1046 utilizes our proprietary half-life extending elastin-like polypeptide, or ELP, technology, which also serves as the engine for our preclinical pipeline. We retain worldwide rights to all of our product candidates.

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

In 2018, we received $60.7 million in aggregate net proceeds from our initial public offering, or IPO, and the sale of Series D convertible preferred stock and $4.0 million in borrowings under our term loan with SVB. In the second quarter of 2019, we received $46.3 million in net proceeds from an underwritten public offering of our common stock and an additional $2.5 million under our term loan with SVB and WestRiver, or our 2019 Loan.

Since our inception, we have incurred significant operating losses. Our net loss was $16.5 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $139.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Recent Developments

PB2452 Regulatory Update

We recently provided an update on our clinical development and regulatory plans for PB2452. Based on the written minutes from our End-of-Phase 1 meeting with the FDA held in July 2019, we believe that we have reached general agreement with the FDA on the overall design of our Phase 3 trial in major bleeding and urgent surgical populations to support the submission of a BLA for potential accelerated approval of PB2452. During the meeting, the FDA agreed that Accelerated Approval was the appropriate approval pathway for PB2452.

To further support safety assessments, the FDA recommended that we include 200 active treatment subjects across our Phase 1 and Phase 2 trials, which includes our planned Phase 2b trial that will begin in the fourth quarter of 2019 and run in parallel to our ongoing Phase 2a and planned Phase 3 trial. To date, approximately 50 subjects have received PB2452 in the completed Phase 1 trial and ongoing Phase 2a trial. We expect to enroll a total of 200 subjects in our Phase 2b trial, including 150 subjects who will be randomized to receive PB2452.

The FDA also recommended an assessment of PB2452 reversal in patients who may have supratherapeutic blood levels of ticagrelor as a result of ticagrelor overdosage or drug-drug interactions. Based on the pharmacokinetic and pharmacodynamic modeling conducted in earlier preclinical studies and clinical trials of PB2452, we believe we have a clear understanding of the appropriate dosing regimen to reverse the antiplatelet effects of supratherapeutic blood levels of ticagrelor and plan to address this request in our ongoing Phase 2a trial, with dosing of these subjects to begin in the third quarter of 2019. We expect to complete the Phase 2a trial in the fourth quarter of 2019.

With respect to the pivotal Phase 3 trial design, the FDA agreed with our proposed 200 patient, non-randomized, open-label trial design and the proposed pharmacodynamic, clinical and safety endpoints. The FDA also agreed with the proposed use of the VerifyNow PRUTest® biomarker as the primary endpoint for the Phase 3 trial. We have used VerifyNow PRUTest in our Phase 1 and Phase 2a clinical trials, where it demonstrated a high degree of correlation to other biomarkers used to measure platelet function. To support the BLA submission for Accelerated Approval, the FDA recommended that an interim analysis of the Phase 3 trial include data from the first 100 subjects treated with PB2452, with approximately 50 subjects from each of the major bleeding and surgical populations. To support full approval for patients with major bleeding or requiring urgent surgery, the FDA recommended enrollment of 200 total patients in the Phase 3 trial. We expect to initiate the Phase 3 trial in the first quarter of 2020; based on an estimated 18-month enrollment timeline, a BLA could potentially be submitted in the second half of 2022. For post-approval commitments, the FDA recommended the completion of the remaining portions of the Phase 3 trial and the establishment of a post-approval registry.

FINANCIAL OVERVIEW

Components of Operating Results

Revenue

Grant Revenue

Grant revenue is derived from government grants that support our efforts on specific research projects. We recognize grant revenue when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant revenue will be received.

Revenue Under Collaborative Agreement

Revenue under collaborative agreement is derived from an agreement with our collaboration partner, ImmunoForge Co., Ltd., or ImmunoForge. We have granted ImmunoForge a license to develop certain compound indications in exchange for an upfront license payment and event-based payments subject to ImmunoForge’s achievement of specified development, regulatory and sales-based milestones. In addition, we are entitled to royalties if products under the collaboration are commercialized. We recognize revenue for upfront amounts when the license is transferred to the collaboration partner. Development milestones and other fees are recognized in revenue when it is probable that the amount will not result in a significant reversal of revenue in the future. Sales-based milestones and royalties cannot be recognized until the underlying sales occur.

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

•	outsourced professional scientific development services;
•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	licensing costs payable to third parties for use of their intellectual property;
•	expenses relating to regulatory activities; and
•	facilities, laboratory materials and supplies used to support our research activities.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expense to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our later-stage clinical trials for PB2452 and PB1046 and conduct other preclinical studies and clinical trials and potentially prepare regulatory filings and, if approved, commence commercialization efforts for our product candidates.

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

License Agreements

MedImmune Limited

In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or Medimmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $1.0 million of which was incurred in the second quarter of 2019; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. As of June 30, 2019, we have incurred costs of $1.6 million under the MedImmune License.

Duke University

In October 2006, we entered into an exclusive license agreement, or the Duke License, with Duke University, or Duke, which we most recently amended in April 2019. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products covered by the Duke License, or Duke licensed products, relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional nonroyalty payments we receive, subject to certain conditions. As of June 30, 2019, we have incurred $0.3 million payable to Duke under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.

Wacker

In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries, and to commercialize PB2452, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. As of June 30, 2019, we have not incurred any costs under the Wacker License Agreement.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Revenue:
Grant revenue	$203	$—	$203
Revenue under collaborative agreement	500	—	500
Total revenue	703	—	703
Operating expenses:
Research and development	7,781	3,190	4,591
General and administrative	2,404	917	1,487
Total operating expenses	10,185	4,107	6,078
Loss from operations	(9,482)	(4,107)	(5,375)
Other income (expense):
Interest income	491	36	455
Interest expense	(219)	(1,447)	1,228
Foreign exchange loss	(22)	—	(22)
Change in fair value of warrant liability	—	(1,001)	1,001
Change in fair value of derivative liability	—	(155)	155
Total other income (expense)	250	(2,567)	2,817
Net loss	$(9,232)	$(6,674)	$(2,558)

Revenue

Grant revenue was $0.2 million for the three months ended June 30, 2019 as we incurred allowable costs qualifying for reimbursement under our government grants. We did not receive any grant revenue for the three months ended June 30, 2018. Revenue under collaborative agreement was $0.5 million for the three months ended June 30, 2019 related to the receipt of an upfront payment in April 2019 under our agreement with ImmunoForge.

Research and Development Expense

Research and development expense was $7.8 million for the three months ended June 30, 2019, compared to $3.2 million for the three months ended June 30, 2018. The increase of $4.6 million was primarily attributable to increased costs associated with preclinical and clinical development activities largely related to PB2452 and increased personnel costs.

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Preclinical and clinical development	$6,290	$2,339	$3,951
Compensation and related benefits	1,036	645	391
Stock-based compensation	65	36	29
Facilities expense	229	103	126
Other	161	67	94
Total research and development expenses	$7,781	$3,190	$4,591

We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
External research and development expense by program:
PB2452	$4,609	$1,265	$3,344
PB1046	1,185	360	825
Unallocated research and development expense:
Compensation and stock-based compensation	1,101	681	420
Other research and development	886	884	2
Total research and development expenses	$7,781	$3,190	$4,591

General and Administrative Expense

General and administrative expense was $2.4 million for the three months ended June 30, 2019, compared to $0.9 million for the three months ended June 30, 2018. The increase of $1.5 million was primarily attributable to increases in professional services including legal, marketing and other consulting services, personnel expense due to additional headcount and expenses associated with being a public company.

Interest Income

Interest income was $0.5 million for the three months ended June 30, 2019, compared to $36,000 for the three months ended June 30, 2018. The increase of $0.5 million was attributable to higher balances of cash and cash equivalents.

Interest Expense

Interest expense was $0.2 million for the three months ended June 30, 2019, compared to $1.4 million for the three months ended June 30, 2018. The decrease of $1.2 million was attributable to interest from $14.1 million in borrowings pursuant to our convertible promissory notes, which were outstanding as of June 30, 2018. These notes were converted into shares of redeemable convertible Series D stock in August 2018 and therefore were not outstanding during the three months ended June 30, 2019. Interest for the three months ended June 30, 2019 was attributable to interest on the 2019 Loan.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability resulted in no expense for the three months ended June 30, 2019, compared to other expense of $1.0 million for the three months ended June 30, 2018. The preferred stock warrants were subject to remeasurement at each reporting period, with changes in fair value recorded in the condensed statement of operations. The outstanding preferred stock warrants converted into common stock warrants upon the completion of our IPO in October 2018 and, accordingly, we no longer remeasure the fair value of the warrant liability.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability resulted in no expense for the three months ended June 30, 2019, compared to $0.2 million of expense for the three months ended June 30, 2018. The conversion option related to our convertible promissory notes was subject to remeasurement at each reporting period, with changes in fair value recorded in the condensed statement of operations. The convertible promissory notes converted into redeemable convertible preferred stock in August 2018 upon the sale of the Series D redeemable convertible preferred stock and, accordingly, we no longer remeasure the fair value of the derivative liability.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Revenue:
Grant revenue	$856	$—	$856
Revenue under collaborative agreement	500	—	500
Total revenue	1,356	—	1,356
Operating expenses:
Research and development	13,502	5,425	8,077
General and administrative	4,720	1,560	3,160
Total operating expenses	18,222	6,985	11,237
Loss from operations	(16,866)	(6,985)	(9,881)
Other income (expense):
Interest income	808	72	736
Interest expense	(445)	(2,851)	2,406
Foreign exchange loss	(22)	—	(22)
Change in fair value of warrant liability	—	(996)	996
Change in fair value of derivative liability	—	(317)	317
Total other income (expense)	341	(4,092)	4,433
Net loss	$(16,525)	$(11,077)	$(5,448)

Revenue

Grant revenue was $0.9 million for the six months ended June 30, 2019 as we incurred allowable costs qualifying for reimbursement under our government grants. We did not receive any grant revenue for the six months ended June 30, 2018. Revenue under collaborative agreement was $0.5 million for the six months ended June 30, 2019 related to the receipt of an upfront payment in April 2019 under our agreement with ImmunoForge.

Research and Development Expense

Research and development expense was $13.5 million for the six months ended June 30, 2019, compared to $5.4 million for the six months ended June 30, 2018. The increase of $8.1 million was primarily attributable to increased costs associated with preclinical and clinical development activities largely related to PB2452 and increased personnel costs.

The following table summarizes our research and development expenses by functional area for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Preclinical and clinical development	$10,604	$3,706	$6,898
Compensation and related benefits	2,121	1,277	844
Stock-based compensation	111	112	(1)
Facilities expense	387	202	185
Other	279	128	151
Total research and development expenses	$13,502	$5,425	$8,077

We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
External research and development expense by program:
PB2452	$7,926	$1,572	$6,354
PB1046	2,086	1,278	808
Unallocated research and development expense:
Compensation and stock-based compensation	2,232	1,389	843
Other research and development	1,258	1,186	72
Total research and development expenses	$13,502	$5,425	$8,077

General and Administrative Expense

General and administrative expense was $4.7 million for the six months ended June 30, 2019, compared to $1.6 million for the six months ended June 30, 2018. The increase of $3.1 million was primarily attributable to increases in professional services including legal, marketing and other consulting services, personnel expense due to additional headcount and expenses associated with being a public company.

Interest Income

Interest income was $0.8 million for the six months ended June 30, 2019, compared to $0.1 million for the six months ended June 30, 2018. The increase of $0.7 million was attributable to higher balances of cash and cash equivalents.

Interest Expense

Interest expense was $0.4 million for the six months ended June 30, 2019, compared to $2.9 million for the six months ended June 30, 2018. The decrease of $2.5 million was attributable to interest from $14.1 million in borrowings pursuant to our convertible promissory notes, which were outstanding as of June 30, 2018. These notes were converted into shares of redeemable convertible Series D stock in August 2018 and therefore were not outstanding during the six months ended June 30, 2019. Interest for the six months ended June 30, 2019 was attributable to interest on the 2019 Loan.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability resulted in no expense for the six months ended June 30, 2019, compared to other expense of $1.0 million for the six months ended June 30, 2018. The preferred stock warrants were subject to remeasurement at each reporting period, with changes in fair value recorded in the condensed statement of operations. The outstanding preferred stock warrants converted into common stock warrants upon the completion of our IPO in October 2018 and, accordingly, we no longer remeasure the fair value of the warrant liability.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability resulted in no expense for the six months ended June 30, 2019, compared to $0.3 million of expense for the six months ended June 30, 2018. The conversion option related to our convertible promissory notes was subject to remeasurement at each reporting period, with changes in fair value recorded in the condensed statement of operations. The convertible promissory notes converted into redeemable convertible preferred stock in August 2018 upon the sale of the Series D redeemable convertible preferred stock and, accordingly, we no longer remeasure the fair value of the derivative liability.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and our convertible preferred stock and borrowings under our term loans.

In October 2017, we entered into a loan and security agreement, or SVB Loan, with SVB which provided that we could borrow up to $7.5 million. In March 2019, we entered into the 2019 Loan with SVB and WestRiver, pursuant to which we may borrow up to $15.0 million, issuable in three separate tranches. As of June 30, 2019, we have drawn on two tranches under the 2019 Loan of $7.5 million and $2.5 million, respectively. The final tranche of $5.0 million shall be drawn upon the achievement of a clinical milestone related to the development of PB2452.

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

In April 2019, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.3 million after deducting underwriting discounts and commissions and other offering costs.

As of June 30, 2019, we had cash and cash equivalents of $90.3 million.

The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(18,865)	$(6,639)
Net cash used in investing activities	(429)	(28)
Net cash provided by financing activities	48,585	1,995
Net increase (decrease) in cash and cash equivalents	$29,291	$(4,672)

Operating Activities

Net cash used in operating activities was $18.9 million during the six months ended June 30, 2019. The use of cash primarily related to our net loss of $16.5 million, in addition to a $3.2 million change in our operating assets and liabilities.

Net cash used in operating activities was $6.6 million during the six months ended June 30, 2018. The use of cash primarily related to our net loss of $11.1 million, adjusted for non-cash charges principally related to $2.8 million for non-cash interest expense and $1.3 million for changes in fair value of warrant and derivative liabilities.

Investing Activities

Net cash used in investing activities was $0.4 million for the purchase of property and equipment during the six months ended June 30, 2019. Net cash used in investing activities was $28,000 for the purchase of property and equipment during the six months ended June 30, 2018.

Financing Activities

Net cash provided by financing activities was $48.6 million during the six months ended June 30, 2019, due primarily to the receipt of $46.3 million in net proceeds from the April 2019 underwritten public offering and borrowings of $3.1 million on the 2019 Loan, partially offset by $0.9 million in repayments of the SVB Loan. There was $2.0 million in net cash provided by financing activities for the six months ended June 30, 2018 related to borrowings on the SVB Loan.

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

We expect our existing cash and cash equivalents as of June 30, 2019 are sufficient to fund our operating expenses and capital requirements into the second half of 2020. We intend to devote our existing cash to advance PB2452 and PB1046, fund the development of our ELP technology and preclinical programs and for general working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting policies, or GAAP. The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis.

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

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of a money market fund and marketable securities and are invested in U.S. Treasury obligations. A hypothetical 1% increase in interest rates as of June 30, 2019 and December 31, 2018 would have resulted in immaterial decreases in the fair values of our cash equivalents at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2019 or year ended December 31, 2018

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

With respect to the quarter ended June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses. Our net loss was $16.5 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $139.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations with proceeds raised in our initial public offering and private placements of convertible debt and convertible preferred stock. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of June 30, 2019, we had cash and cash equivalents of $90.3 million We believe that our existing cash and cash equivalents as of June 30, 2019 are sufficient to fund our operating expenses and capital requirements into the second half of 2020. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. Aside from $5.0 million of aggregate borrowings potentially available upon the achievement of certain milestones under our loan and security agreement with SVB and WestRiver, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, our loan and security agreement with SVB and WestRiver is secured by a first priority security interest in substantially all of our current and future assets, excluding intellectual property. We are also obligated to comply with various other customary covenants, including restrictions on our ability to encumber our intellectual property assets. The security interest granted to SVB and WestRiver may preclude future debt financing or make the terms of such financings less favorable.

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

Risks Related to the Development of Our Product Candidates

We currently have only two clinical-stage product candidates, PB2452, a ticagrelor reversal agent, and PB1046 for the treatment of PAH. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for these or any other indications, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

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

Prior to obtaining approval to commercialize any drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe, pure and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

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

Based on feedback from the FDA, we intend to seek regulatory approval of PB2452 in the United States through an accelerated approval process. If we are not successful with this process, the development or commercialization of PB2452 could be delayed, abandoned or significantly more costly.

The FDA’s accelerated approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. Based on feedback from the FDA, our strategy is to use an accelerated approval pathway that would require that our Phase 3 clinical trial of PB2452 be ongoing at the time of BLA approval. To support our BLA submission for accelerated approval, the FDA recommended an interim analysis of biomarker data from an initial subset of 100 patients, with approximately 50 patients from each of the major bleeding and surgical populations, in our Phase 3 trial, together with safety data from our Phase 2 clinical trials. For post-approval commitments, the FDA recommended the completion of the remaining portions of the Phase 3 clinical trial and the establishment of a post-approval registry. If the FDA requires the completion of the Phase 3 trial prior to the submission of a BLA, the development and commercialization timeline of PB2452 will be delayed. Further, the FDA may determine that the trials conducted by us were insufficient to support approval for all or some of the proposed indications, require us to conduct extensive post-approval studies or require us to make modifications to our ongoing Phase 3 clinical trial after approval and marketing.

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

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Generally, a product that has orphan drug designation and subsequently receives the first FDA approval for the disease for which it has such designation is entitled to orphan drug exclusive approval, or exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

The FDA has granted two orphan drug designations for PB1046, one for the treatment of PAH and a second for cardiomyopathy associated with Duchenne Muscular Dystrophy. We may seek orphan drug designation for future indications for PB1046 or for other product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Our estimates of the potential market opportunity for PB2452, PB1046 and any other product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research reports. These assumptions include, for PB2452, the number of patients on ticagrelor who will experience major bleeding or who will require urgent surgery, and for PB1046, the number of patients with PAH, as well as the estimated reimbursement levels for each product candidate if approved. However, there can be no assurance that any of these assumptions are, or will remain, accurate. If the actual market for PB2452, PB1046 or for any other product candidate we may develop is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

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

We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of PB2452, PB1046 or any other product candidates which we may pursue, for clinical development as well as for commercial manufacture of PB2452, PB1046 or any other product candidate which we may pursue if we receive marketing approval. We also rely on a proprietary E. coli strain owned by Wacker Biotech GmbH, or Wacker, which we have licensed for the production of PB2452. Our reliance on Wacker’s E. coli strain increases the risk that we will not have sufficient quantities of PB2452 or be able to obtain quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts. We will continue to rely on Wacker to manufacture our clinical supply of PB2452 for our planned Phase 2a and Phase 2b clinical trials. We recently engaged BioVectra, Inc., or BioVectra, another cGMP contract manufacturer, for the later-stage clinical and commercial production of PB2452, if approved.

With respect to PB2452, we filled and released PB2452 drug substance, manufactured by Wacker and provided to us pursuant to our license agreement, for our Phase 1 clinical trial. As we scale our manufacturing of PB2452 to meet potential commercial demand, if PB2452 is approved, we have initiated a technology transfer of our current manufacturing process of PB2452 to BioVectra. Although we expect that we will have sufficient manufacturing capacity from Wacker for our planned Phase 2a and Phase 2b clinical trials, we expect to use BioVectra to manufacture our later-stage clinical and commercial supply of PB2452, if approved. We will need to perform analytical and other tests to demonstrate that the new materials produced by Wacker, BioVectra, or any other future third-party manufacturer that we engage, are comparable in all respects to the product utilized in our Phase 1 clinical trial. There is no assurance that any such product will pass the required comparability testing, that any other future third-party manufacturer that we engage will be successful in producing PB2452 or that any materials produced by Wacker, BioVectra or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials used in our Phase 1 clinical trial. Moreover, if supplies are interrupted or produced in poor yield or quality, it would materially harm our business. BioVectra will be required to scale up its manufacturing process to meet our future needs of PB2452 for later-stage clinical development and, if approved, commercialization. If BioVectra is unable to successfully scale up the manufacturing process, we would need to find alternative manufacturing facilities or an alternative manufacturing process, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and which could adversely affect the clinical development of PB2452.

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

As of June 30, 2019, our patent estate contained at least 15 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 20 United States patents, over 10 United States patent applications, over 50 foreign patents and over 40 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

•

the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (1) payments or other “transfers of value’’ made to physicians and teaching hospitals, and (2) ownership and investment interests held by physicians and their immediate family members; and

•

state and foreign law equivalents of each of the above federal laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect on May 25, 2018, and imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. In addition, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020, This final rule codified CMS’s policy change that was effective January 1, 2019. While some of the existing measures and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of June 30, 2019, we had 30 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

A significant portion of our total outstanding shares are available for immediate resale. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Additionally, the holders of approximately 8.0 million shares of our common stock, or their transferees, will have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Recently, the Court of Chancery of the State of Delaware issued an opinion invalidating the federal district court exclusive forum provision, which decision has been appealed. In light of that recent decision, we will not attempt to enforce this provision of our amended and restated certificate of incorporation, unless the decision is reversed on appeal. As a result, we may incur additional costs associated with resolving disputes that would otherwise be restricted by that provision in other jurisdictions, which could seriously harm our business.  However, if the decision is reviewed on appeal and ultimately overturned by the Delaware Supreme Court, we would enforce the federal district court exclusive forum provision.

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018
4.1	Form of Warrant to Purchase Shares of Series B Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. on December 22, 2009.	S-1	333-227474	4.2	September 21, 2018
4.2	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018
4.3	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018
4.4	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.	10-K	001-38697	4.4	March 26, 2019
4.5	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.	10-K	001-38697	4.5	March 26, 2019
4.6#	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on July 26, 2019.
4.7#	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on July 26, 2019.
31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PHASEBIO PHARMACEUTICALS INC.

August 14, 2019	By:	/s/ John Sharp
John Sharp
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)