Form 10-Q
period 2019-09-30
PhaseBio Pharmaceuticals Inc
filed 2019-11-14
CIK 1169245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Common Stock	Outstanding Shares as of November 8, 2019
Common Stock, $0.001 par value	28,766,332

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$81,771	$61,031
Restricted cash	—	20
Other receivable	583	233
Prepaid expenses and other assets	1,015	1,344
Total current assets	83,369	62,628
Property and equipment, net	1,022	355
Operating lease right-of-use assets	1,780	—
Other assets	32	43
Total assets	$86,203	$63,026
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1,990	$—
Accounts payable	1,659	1,806
Accrued expenses and other current liabilities	2,313	2,771
Total current liabilities	5,962	4,577
Long-term debt	7,740	7,500
Operating lease liabilities	1,577	—
Other long-term liabilities	120	—
Deferred rent	—	22
Total liabilities	15,399	12,099
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; zero shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,782,811 shares issued and 28,752,844 shares outstanding at September 30, 2019; 24,528,242 shares issued and 24,498,275 shares outstanding at December 31, 2018	29	25
Treasury stock, at cost, 29,967 shares as of September 30, 2019 and December 31, 2018	(24)	(24)
Additional paid-in capital	221,626	173,837
Accumulated deficit	(150,827)	(122,911)
Total stockholders’ equity	70,804	50,927
Total liabilities and stockholders' equity	$86,203	$63,026

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Grant revenue	$241	$411	$1,097	$411
Revenue under collaborative agreement	—	—	500	—
Total revenue	241	411	1,597	411
Operating expenses:
Research and development	9,028	4,354	22,530	9,779
General and administrative	2,803	1,056	7,523	2,616
Total operating expenses	11,831	5,410	30,053	12,395
Loss from operations	(11,590)	(4,999)	(28,456)	(11,984)
Other income (expense):
Interest income	451	60	1,259	132
Interest expense	(266)	(890)	(711)	(3,741)
Foreign exchange gain (loss)	14	—	(8)	—
Change in fair value of warrant liability	—	(1,713)	—	(2,709)
Change in fair value of derivative liability	—	(359)	—	(676)
Total other income (expense)	199	(2,902)	540	(6,994)
Net loss	$(11,391)	$(7,901)	$(27,916)	$(18,978)
Net loss per common share, basic and diluted	$(0.40)	$(10.45)	$(1.03)	$(25.33)
Weighted average common shares outstanding, basic and diluted	28,719,932	755,908	27,065,774	749,198

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

			Stockholders' Equity (Deficit)
	Redeemable Convertible						Additional		Total Stockholders'
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	—	$—	24,528,242	$25	(29,967)	$(24)	$173,837	$(122,911)	$50,927
Issuance of common stock warrants	—	—	—	—	—	—	210	—	210
Exercises of stock options	—	—	150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	238	—	238
Net loss	—	—	—	—	—	—	—	(7,293)	(7,293)
Balance at March 31, 2019	—	—	24,528,392	25	(29,967)	(24)	174,285	(130,204)	44,082
Issuance of common stock warrants	—	—	—	—	—	—	86	—	86
Issuance of common stock in public offering, net	—	—	4,124,475	4	—	—	46,273	—	46,277
Exercises of stock options	—	—	74,740	—	—	—	126	—	126
Stock-based compensation	—	—	—	—	—	—	270	—	270
Net loss	—	—	—	—	—	—	—	(9,232)	(9,232)
Balance at June 30, 2019	—	—	28,727,607	29	(29,967)	(24)	221,040	(139,436)	81,609
Exercises of stock options	—	—	55,204	—	—	—	95	—	95
Stock-based compensation	—	—	—	—	—	—	491	—	491
Net loss	—	—	—	—	—	—	—	(11,391)	(11,391)
Balance at September 30, 2019	—	$—	28,782,811	$29	(29,967)	$(24)	$221,626	$(150,827)	$70,804

Balance at December 31, 2017	9,131,999	$89,634	775,755	$1	(29,967)	$(24)	$1,672	$(99,065)	$(97,416)
Stock-based compensation	—	—	—	—	—	—	104	—	104
Accretion of redeemable preferred stock to redemption value	—	16	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	—	(4,403)	(4,403)
Balance at March 31, 2018	9,131,999	89,650	775,755	1	(29,967)	(24)	1,760	(103,468)	(101,731)
Stock-based compensation	—	—	—	—	—	—	62	—	62
Accretion of redeemable preferred stock to redemption value	—	17	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	(6,674)	(6,674)
Balance at June 30, 2018	9,131,999	89,667	775,755	1	(29,967)	(24)	1,805	(110,142)	(108,360)
Issuance of redeemable preferred stock	1,842,959	14,890	—	—	—	—	—	—	—
Issuance of redeemable preferred stock upon conversion of promissory notes	2,080,209	19,778	—	—	—	—	—	—	—
Exercises of warrants	144,948	1,212	—	—	—	—	—	—	—
Exercises of stock options	—	—	19,885	—	—	—	53	—	53
Stock-based compensation	—	—	—	—	—	—	96	—	96
Accretion of redeemable preferred stock to redemption value	—	62	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	—	(7,901)	(7,901)
Balance at September 30, 2018	13,200,115	$125,609	795,640	$1	(29,967)	$(24)	$1,892	$(118,043)	$(116,174)

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(27,916)	$(18,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	82
Stock-based compensation	999	262
Non-cash interest expense	354	3,580
Change in fair value warrant liability	—	2,709
Change in fair value derivative liability	—	676
Changes in operating assets and liabilities:
Other receivable	(350)	(411)
Prepaid expenses and other assets	340	130
Accounts payable	(114)	558
Accrued expenses	(556)	1,182
Deferred rent	14	(5)
Net cash used in operating activities	(27,105)	(10,215)
Investing activities
Purchases of property and equipment	(824)	(31)
Net cash used in investing activities	(824)	(31)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net	—	17,712
Proceeds from issuance of common stock in public offering, net	46,277	—
Long-term borrowings, net	3,089	3,995
Payments of initial public offering costs	—	(595)
Proceeds from exercise of stock options	221	53
Proceeds from exercise of warrants	—	16
Repayments of long-term debt	(938)	—
Net cash provided by financing activities	48,649	21,181
Net increase in cash and cash equivalents	20,720	10,935
Cash, cash equivalents and restricted cash at the beginning of the period	61,051	13,406
Cash, cash equivalents and restricted cash at the end of the period	$81,771	$24,341
Supplemental disclosure for cash flow
Cash paid for interest	$357	$161
Supplemental disclosure of non-cash investing and financing activities
Accrued interest on term loan refinanced to principal	$308	$—
Conversion of convertible promissory notes into redeemable convertible preferred stock	$—	$19,778
Issuance of warrants in conjunction with debt	$296	$2,822
Debt refinanced with new term loan	$6,563	$—
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$1,991	$—
Accretion of redeemable convertible preferred stock	$—	$95
Warrant liability converted to redeemable convertible preferred stock upon the exercise of warrants	$—	$1,196
Deferred initial public offering costs included in accounts payable and accrued expenses	$—	$1,623
Purchases of property and equipment included in accounts payable	$6	$—

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

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception and, as of September 30, 2019, had an accumulated deficit of $150.8 million. The Company expects to continue to incur net losses for at least the next several years. As of September 30, 2019, the Company had cash and cash equivalents of $81.8 million and working capital of $77.4 million. Management believes that its cash and cash equivalents as of September 30, 2019, in addition to $5.0 million of proceeds from the October 2019 borrowing under its term loan (see Note 14), are sufficient to fund the Company’s operating expenses and capital requirements into the first quarter of 2021.

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed financial statements have been made. Although these interim condensed financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim condensed financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 26, 2019, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of September 30, 2019 or December 31, 2018.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in either the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

Preclinical and Clinical Trial Accruals

The Company accrues and expenses amounts incurred in connection with preclinical studies and clinical trial activities performed by third parties based upon estimates of the proportion of work completed over the life of the individual trial and subject enrollment rates in accordance with agreements with clinical research organizations, contract manufacturing organizations and clinical trial sites. The Company determines the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including the Company’s clinical development plan.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include redeemable convertible preferred stock, warrants and outstanding stock options under the Company’s stock option plan, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2019	2018
Redeemable convertible preferred stock	—	13,200,115
Common stock options	2,481,403	1,315,625
Warrants to purchase common stock	125,333	—
Warrants to purchase redeemable convertible preferred stock	—	708,484
Total	2,606,736	15,224,224

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. This update amended the current accounting guidance for lease transactions. Under the new guidance, a lessee is required to recognize both assets and liabilities for any leases with terms in excess of twelve months. Additionally, certain qualitative and quantitative disclosures are required in the condensed financial statements. The Company adopted ASU 2016-02 in the first quarter of 2019 using a modified retrospective transition method as of the effective date as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust comparative prior period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption. The Company elected to adopt the package of transition practical expedients and, therefore, did not reassess (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, the Company does not expect the amendments in ASU 2018-01, Land Easement Practical Expedient to have an effect on its condensed financial statements because the Company does not enter into land easement arrangements. The adoption of the new leasing standards did not affect retained earnings and other components of equity as of December 31, 2018. Upon adoption in the first quarter of 2019, the Company recorded right-of-use assets and corresponding lease liabilities of $2.0 million.

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

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
As of September 30, 2019:
Assets
Cash equivalents	$81,521	$81,521	$—	$—
As of December 31, 2018:
Assets
Cash equivalents	$59,357	$59,357	$—	$—

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

4.	Property and Equipment

The following table presents the composition of property and equipment, net as of September 30, 2019 and December 31, 2018 (in thousands):

	As of	As of
	September 30, 2019	December 31, 2018
Lab equipment	$2,105	$1,764
Computer hardware, software and telephone	273	228
Furniture and fixtures	104	98
Leasehold improvements	67	50
Construction in progress	382	—
	2,931	2,140
Less accumulated depreciation	(1,909)	(1,785)
Property and equipment, net	$1,022	$355

5.	Accrued Expenses

The following table presents the composition of accrued expenses as of September 30, 2019 and December 31, 2018 (in thousands):

	As of	As of
	September 30, 2019	December 31, 2018
Accrued clinical and related costs	$765	$1,358
Accrued compensation and related costs	960	914
Accrued interest	54	194
Operating lease liability, short-term	239	—
Accrued other	295	305
Accrued expenses and other current liabilities	$2,313	$2,771

6.	Debt

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

Interest expense, including the debt discount related to the 2017 Notes, was zero and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and zero and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

March 2019 Loan Agreement with Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.

In March 2019, the Company entered into a new term loan agreement (the “2019 Loan”) with SVB and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”), pursuant to which the Company may borrow up to $15.0 million, issuable in three separate tranches (“Advances”), of $7.5 million (“Tranche 1”), which was issued upon execution of the 2019 Loan, $2.5 million, which was issued in May 2019 (“Tranche 2”) and $5.0 million (“Tranche 3”), which the Company was required to draw upon the achievement of certain regulatory milestones (the “Tranche 3 Milestones”).

The maturity date of the 2019 Loan is March 1, 2023. Under the terms of the 2019 Loan, the Company is to make interest-only payments through December 31, 2019 with respect to Tranche 1 and Tranche 2 at a rate equal to the greater of the Prime Rate plus 1.00%, as defined in the 2019 Loan, or 6.5%, followed by an amortization period of 39 months of equal monthly payments of principal plus interest until paid in full. The interest-only period was automatically extended to June 30, 2020 upon achievement of the Tranche 3 Milestones, followed by an amortization period of 33 months of equal monthly payments of principal plus interest until paid in full. In addition to and not in substitution for the Company’s regular monthly payments of principal plus accrued interest, the Company is required to make a final payment equal to 6% of the aggregate principal amount of the advances (“Final Payment”) on the maturity date.

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

The Company recorded a debt discount of $0.3 million for the estimated fair value of warrants and debt issuance costs upon the borrowings of Tranche 1 and Tranche 2, which is being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense under the SVB Loan and the 2019 Loan, including amortization of the debt discount related to the term debt, totaled $0.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. The balance of the Final Payment liability was $0.1 million as of September 30, 2019 and is included in long-term debt on the condensed balance sheet. The Company is in compliance with all covenants under the 2019 Loan as of September 30, 2019.

Based on a 39-month amortization of the outstanding principal amounts for the 2019 Loan, the following table sets forth by year the Company’s required future principal payments as of September 30, 2019 (in thousands):

Years Ending December 31,
2019 (remaining three months)	$—
2020	2,852
2021	3,047
2022	3,255
2023	846
Thereafter	—
$10,000

In October 2019, the Company drew $5.0 million from Tranche 3 and issued to SVB and WestRiver warrants to purchase an aggregate of 24,262 shares of common stock with an exercise price of $3.88 per share.  For more information, refer to Note 14.

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

In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to July 31, 2018 and again to September 30, 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. As of September 30, 2019, the weighted average remaining lease term for the Company’s leases was 6.3 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 6.4%.

Maturities of operating lease liabilities as of September 30, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (remaining three months)	$72
2020	372
2021	377
2022	363
2023	272
Thereafter	776
Total future lease payments	2,232
Less: Present value adjustment	(416)
Operating lease liabilities	$1,816

The Company recognizes rent expense for the operating leases on a straight-line basis. The Company accounts for the cumulative difference between the minimum lease payments and the straight-line amount as deferred rent and records it as an offset to operating lease right-of-use assets. Rent expense was $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Stock-based compensation expense has been reported in the Company’s condensed statements of operations for the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative	$395	$65	$792	$119
Research and development	96	31	207	143
Total stock-based compensation	$491	$96	$999	$262

As of September 30, 2019, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $3.4 million, which was expected to be recognized in expense over a weighted-average period of approximately 2.8 years.

11.	License Agreements

MedImmune Limited

In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). In consideration of the license and other rights granted by MedImmune, the Company made an upfront payment of $0.1 million, which was included as research and development expense for the year ended December 31, 2017. The Company is also obligated to make a series of contingent milestone payments totaling up to an aggregate of $18.0 million upon the achievement of clinical development and regulatory milestones. During the nine months ended September 30, 2019, the Company made a $1.0 million milestone payment to MedImmune, which was recorded as a research and development expense. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of PB2452 and provides MedImmune with the return of rights to PB2452 if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. As of December 31, 2018, the Company had incurred and reimbursed MedImmune $0.5 million for such third-party product storage costs. The Company incurred an insignificant amount of third-party product storage costs in the nine months ended September 30, 2019 and 2018. AstraZeneca is a stockholder of the Company.

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

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of September 30, 2019, the Company was in compliance with its development obligations.

The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through September 30, 2019.

Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional nonroyalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third-party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $0.1 million. Duke is also a stockholder of the Company.

Wacker

In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries, and to commercialize PB2452, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company incurred $82,000 in costs under the Wacker License Agreement for the three and nine months ended September 30, 2019.

12.	Revenue

Grant revenue

In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of PB1046 for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the U.S. government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. The Company recognized $0.2 million and $1.1 million of revenue under the SBIR grants in the three and nine months ended September 30, 2019, respectively, and $0.4 million of revenue in the three and nine months ended September 30, 2018.

Revenue Under Collaborative Agreement

In April 2019, the Company entered into an agreement with ImmunoForge Co., Ltd. (“ImmunoForge”) for the exclusive, worldwide license of PB1023, a long-acting, recombinant glucagon-like peptide-1 analogue, for the treatment of certain diseases, including conditions related to sarcopenia. The Company received an upfront payment of $0.2 million upon execution of the contract and is entitled to receive $0.3 million within one year of the effective date of the agreement. The Company is eligible to receive milestone-based payments and mid-single digit royalty payments on net sales of licensed products, a percentage of which Duke University is entitled to receive pursuant to the Duke License. For the three and nine months ended September 30, 2019, the Company recognized zero and $0.5 million in revenue related to the upfront fee received from ImmunoForge upon the execution of the contract, respectively.

PhaseBio Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

13.	Related Party Transactions

As described above in Note 11, the Company is party to the MedImmune License. AstraZeneca, the parent company of MedImmune, is a related party of the Company.

14.	Subsequent Events

In October 2019, the Company drew $5.0 million from Tranche 3 of the 2019 Loan and concurrently issued to SVB and WestRiver warrants to purchase an aggregate of 24,262 shares of common stock with an exercise price of $3.88. Upon the draw of Tranche 3, the interest-only period of the 2019 Loan was extended to June 30, 2020, followed by an amortization period of 33 months of equal monthly payments of principal plus interest until paid in full.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat orphan diseases, with an initial focus on cardiopulmonary indications. Our lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which we are developing for the treatment of patients on ticagrelor who are experiencing a major bleeding event or those who require urgent surgery. Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of PB2452 in the United States through an accelerated approval process. In our completed Phase 1 clinical trial of PB2452, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours in dosing cohorts in which we administered PB2452 over an extended infusion period.

We recently completed a Phase 2a clinical trial of PB2452 in older and elderly subjects dosed with ticagrelor and aspirin and in healthy younger subjects on supratherapeutic doses of ticagrelor. We observed a statistically significant reversal of ticagrelor within 5 minutes of initiation of PB2452 infusion, that was sustained for over 20 hours. Platelet function was normalized by 15 minutes (30 minutes for the supratherapeutic ticagrelor-dose cohort) following initiation of PB2452 infusion and remained normal for over 20 hours. PB2452 was generally well tolerated, with only minor adverse events reported. These results are consistent with results observed in healthy younger subjects treated with ticagrelor in our Phase 1 trial. The older and elderly subjects in the Phase 2a trial resemble the patient population most likely to be treated with ticagrelor and to potentially benefit from PB2452, if approved.

The FDA granted Breakthrough Therapy designation for PB2452 in April 2019. Based on feedback from the FDA, we intend to submit a Biologics License Application, or BLA, for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our Phase 3 trial, with approximately 50 subjects from each of the major bleeding and surgical populations. We expect to initiate our Phase 3 trial in the first quarter of 2020. Based on an 18-month estimated enrollment timeline for the first 100 patients in the Phase 3 trial, we anticipate that we could submit our BLA for PB2452 in the second half of 2022. To support full approval for patients with major bleeding or requiring urgent surgery, the FDA recommended enrollment of 200 total patients in the Phase 3 trial. For post-approval commitments, the FDA recommended the completion of the remaining portions of the Phase 3 trial and the establishment of post-approval registry.

Our second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension, or PAH. PB1046 utilizes our proprietary half-life extending elastin-like polypeptide, or ELP, technology, which also serves as an engine for our preclinical pipeline. We expect to release top-line data from the Phase 2b clinical trial of PB1046 in the second half of 2020. We retain worldwide rights to all of our product candidates.

We have a limited operating history. Since our inception in 2002, our operations have focused on developing our clinical and preclinical product candidates and our proprietary ELP technology, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials and preclinical studies. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since inception, we have financed our operations primarily through the sale of equity and debt securities and our term loans with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver.

In 2018, we received $60.7 million in aggregate net proceeds from our initial public offering, or IPO, and the sale of Series D convertible preferred stock and $4.0 million in borrowings under our term loan with SVB. In the second quarter of 2019, we received $46.3 million in net proceeds from an underwritten public offering of our common stock. In the second quarter of 2019, we received an additional $2.5 million under our term loan with SVB and WestRiver, or our 2019 Loan. In October 2019, we received an additional $5.0 million under our 2019 Loan.

Since our inception, we have incurred significant operating losses. Our net loss was $27.9 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $150.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Recent Developments

Completion of Phase 2a Trial for PB2452

In September 2019, we announced the completion of the Phase 2a clinical trial of PB2452. In the trial, PB2452 achieved immediate and sustained reversal of ticagrelor in older (ages 50-64) and elderly (ages 65-80) subjects on dual antiplatelet therapy of ticagrelor and low-dose aspirin and in healthy younger subjects on a supratherapeutic dose of ticagrelor. In all subjects, PB2452 was generally well tolerated, with only minor adverse events reported. These results are consistent with the results observed in healthy younger subjects treated with ticagrelor in the Phase 1 trial.

First Patient Dosed in Phase 2b Trial for PB2452

In October 2019, we announced that the first patient had been dosed in the Phase 2b trial of PB2452. The multi-center, randomized, double-blind, placebo-controlled trial is designed to evaluate the safety and efficacy of PB2452 in reversing the antiplatelet effects of ticagrelor as part of a dual antiplatelet regimen including low-dose aspirin. Approximately 200 older and elderly (ages 50-80) subjects are expected to be enrolled, resembling the patient population most likely to be treated with ticagrelor and potentially benefit from PB2452, if approved. Subjects will be randomized in a ratio of 3:1 and will receive either PB2452 or placebo, with approximately 150 subjects receiving PB2452. The primary endpoint of the trial is reversal of the antiplatelet effects of ticagrelor with intravenous infusion of PB2452 or placebo, as measured by the VerifyNow PRUTest biomarker.

$5.0 Million Draw Down from Term Loan

In October 2019, we drew $5.0 million from Tranche 3 of our term loan with SVB and WestRiver. Upon the draw of Tranche 3, the interest-only period of the term loan was extended to June 30, 2020, followed by an amortization period of 33 months of equal monthly payments of principal plus interest until paid in full.

FINANCIAL OVERVIEW

Components of Operating Results

Revenue

Grant Revenue

Grant revenue is derived from government grants that support our efforts on specific research projects. We recognize grant revenue when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant revenue will be received.

Revenue Under Collaborative Agreement

Revenue under collaborative agreement is derived from an agreement with our collaboration partner, ImmunoForge Co., Ltd., or ImmunoForge. We have granted ImmunoForge a license to develop certain compound indications in exchange for an upfront license payment and event-based payments subject to ImmunoForge’s achievement of specified development, regulatory and sales-based milestones. In addition, we are entitled to royalties if products under the collaboration are commercialized. We recognize revenue for upfront amounts when the license is transferred to the collaboration partner. Development milestones and other fees are recognized as revenue when it is probable that the amount will not result in a significant reversal of revenue in the future. Sales-based milestones and royalties cannot be recognized until the underlying sales occur.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expense to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our later-stage clinical trials for PB2452 and PB1046, conduct other preclinical studies and clinical trials and potentially prepare regulatory filings and, if approved, prepare for commercialization efforts for our product candidates.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our product candidates, or when, if ever, material net cash inflows may commence from those candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

•

delays in regulators or institutional review boards authorizing us or our investigators to commence our clinical trials or in our ability to negotiate agreements with clinical trial sites or contract research organizations;

•	our ability to secure adequate supply of our product candidates for our trials;
•	the number of clinical sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that ultimately participate in the trials;
•	the number of doses that patients receive;
•	any side effects associated with our product candidates;
•	the duration of patient follow-up; and
•	the results of our clinical trials.

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

We anticipate that our general and administrative expense will increase as a result of increased payroll, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company. We anticipate the additional costs for these services will increase our general and administrative expense by between $2.0 million and $3.0 million on an annual basis.

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

License Agreements

MedImmune Limited

In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or Medimmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $1.0 million of which was incurred in the second quarter of 2019; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. As of September 30, 2019, we have incurred costs of $1.6 million under the MedImmune License.

Duke University

In October 2006, we entered into an exclusive license agreement, or the Duke License, with Duke University, or Duke, which we most recently amended in April 2019. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products covered by the Duke License, or Duke licensed products, relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional nonroyalty payments we receive, subject to certain conditions. As of September 30, 2019, we have incurred costs of $0.3 million of royalties under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.

Wacker

In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries and to commercialize PB2452, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. We incurred $82,000 in costs under the Wacker License Agreement for the three and nine months ended September 30, 2019.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Grant revenue	$241	$411	$(170)
Operating expenses:
Research and development	9,028	4,354	4,674
General and administrative	2,803	1,056	1,747
Total operating expenses	11,831	5,410	6,421
Loss from operations	(11,590)	(4,999)	(6,591)
Other income (expense):
Interest income	451	60	391
Interest expense	(266)	(890)	624
Foreign exchange gain	14	—	14
Change in fair value of warrant liability	—	(1,713)	1,713
Change in fair value of derivative liability	—	(359)	359
Total other income (expense)	199	(2,902)	3,101
Net loss	$(11,391)	$(7,901)	$(3,490)

Grant Revenue

Grant revenue was $0.2 million for the three months ended September 30, 2019, compared to $0.4 million for the three months ended September 30, 2018. The decrease was a result of lower costs incurred that qualified for grant reimbursement under our government grants during the three months ended September 30, 2019.

Research and Development Expense

Research and development expense was $9.0 million for the three months ended September 30, 2019, compared to $4.4 million for the three months ended September 30, 2018. The increase of $4.7 million was primarily attributable to increased costs associated with preclinical and clinical development activities largely related to PB2452, PB1046 and increased personnel costs.

The following table summarizes our research and development expenses by functional area for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Preclinical and clinical development	$7,460	$3,543	$3,917
Compensation and related benefits	1,136	619	517
Stock-based compensation	96	31	65
Facilities expense	179	84	95
Other	157	77	80
Total research and development expenses	$9,028	$4,354	$4,674

We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
External research and development expense by program:
PB2452	$4,816	$2,665	$2,151
PB1046	2,283	649	1,634
Unallocated research and development expense:
Compensation and stock-based compensation	1,232	650	582
Other research and development	697	390	307
Total research and development expenses	$9,028	$4,354	$4,674

General and Administrative Expense

General and administrative expense was $2.8 million for the three months ended September 30, 2019, compared to $1.1 million for the three months ended September 30, 2018. The increase of $1.7 million was primarily attributable to increases in professional services including legal, marketing and other consulting services, personnel expense due to additional headcount and expenses associated with being a public company.

Interest Income

Interest income was $0.5 million for the three months ended September 30, 2019, compared to $60,000 for the three months ended September 30, 2018. The increase of $0.4 million was attributable to higher balances of cash and cash equivalents during 2019.

Interest Expense

Interest expense was $0.3 million for the three months ended September 30, 2019, compared to $0.9 million for the three months ended September 30, 2018 reflecting a decrease of $0.6 million. Interest for the three months ended September 30, 2019 was attributable to interest on the 2019 Loan. Interest expense for the three months ended September 30, 2019 was primarily attributable to interest from $14.1 million in borrowings pursuant to our convertible promissory notes, which were outstanding during the third quarter of 2018. These notes were converted into shares of redeemable convertible Series D stock in August 2018 and therefore were not outstanding during the three months ended September 30, 2019.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability resulted in no expense for the three months ended September 30, 2019, compared to $1.7 million of expense for the three months ended September 30, 2018. The preferred stock warrants were subject to remeasurement at each reporting period, with changes in fair value recorded in the condensed statement of operations. The outstanding preferred stock warrants converted into common stock warrants upon the completion of our IPO in October 2018 and, accordingly, we no longer remeasure the fair value of the warrant liability.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability resulted in no expense for the three months ended September 30, 2019, compared to $0.4 million of expense for the three months ended September 30, 2018. The conversion option related to our convertible promissory notes was subject to remeasurement at each reporting period, with changes in fair value recorded in the condensed statement of operations. The convertible promissory notes converted into redeemable convertible preferred stock in August 2018 upon the sale of the Series D redeemable convertible preferred stock and, accordingly, we no longer remeasure the fair value of the derivative liability.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Revenue:
Grant revenue	$1,097	$411	$686
Revenue under collaborative agreement	500	—	500
Total revenue	1,597	411	1,186
Operating expenses:
Research and development	22,530	9,779	12,751
General and administrative	7,523	2,616	4,907
Total operating expenses	30,053	12,395	17,658
Loss from operations	(28,456)	(11,984)	(16,472)
Other income (expense):
Interest income	1,259	132	1,127
Interest expense	(711)	(3,741)	3,030
Foreign exchange loss	(8)	—	(8)
Change in fair value of warrant liability	—	(2,709)	2,709
Change in fair value of derivative liability	—	(676)	676
Total other income (expense)	540	(6,994)	7,534
Net loss	$(27,916)	$(18,978)	$(8,938)

Revenue

Grant revenue was $1.1 million for the nine months ended September 30, 2019, compared to $0.4 million for the nine months ended September 30, 2018. The increase was due to higher costs incurred that qualified for grant reimbursement under our government grants during the nine months ended September 30, 2019. Revenue under collaborative agreement was $0.5 million for the nine months ended September 30, 2019, compared to zero for the nine months ended September 30, 2018. The increase of $0.5 million was related to the receipt of an upfront payment in April 2019 under our agreement with ImmunoForge.

Research and Development Expense

Research and development expense was $22.5 million for the nine months ended September 30, 2019, compared to $9.8 million for the nine months ended September 30, 2018. The increase of $12.8 million was primarily attributable to increased costs associated with preclinical and clinical development activities largely related to PB2452, PB1046 and increased personnel costs.

The following table summarizes our research and development expenses by functional area for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Preclinical and clinical development	$18,064	$7,249	$10,815
Compensation and related benefits	3,257	1,895	1,362
Stock-based compensation	207	143	64
Facilities expense	566	285	281
Other	436	207	229
Total research and development expenses	$22,530	$9,779	$12,751

We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
External research and development expense by program:
PB2452	$12,742	$4,237	$8,505
PB1046	4,369	1,927	2,442
Unallocated research and development expense:
Compensation and stock-based compensation	3,464	2,038	1,426
Other research and development	1,955	1,577	378
Total research and development expenses	$22,530	$9,779	$12,751

General and Administrative Expense

General and administrative expense was $7.5 million for the nine months ended September 30, 2019, compared to $2.6 million for the nine months ended September 30, 2018. The increase of $4.9 million was primarily attributable to increases in professional services including legal, marketing and other consulting services, personnel expense due to additional headcount and expenses associated with being a public company.

Interest Income

Interest income was $1.3 million for the nine months ended September 30, 2019, compared to $0.1 million for the nine months ended September 30, 2018. The increase of $1.1 million was attributable to higher balances of cash and cash equivalents during 2019.

Interest Expense

Interest expense was $0.7 million for the nine months ended September 30, 2019, compared to $3.7 million for the nine months ended September 30, 2018, reflecting a decrease of $3.0 million. Interest for the nine months ended September 30, 2019 was attributable to interest on the 2019 Loan. Interest expense for the nine months ended September 30, 2019 was primarily attributable to interest from $14.1 million in borrowings pursuant to our convertible promissory notes, which were outstanding during 2018. These notes were converted into shares of redeemable convertible Series D stock in August 2018 and therefore were not outstanding during the nine months ended September 30, 2019.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability resulted in no expense for the nine months ended September 30, 2019, compared to other expense of $2.7 million for the nine months ended September 30, 2018. The preferred stock warrants were subject to remeasurement at each reporting period, with changes in fair value recorded in the condensed statement of operations. The outstanding preferred stock warrants converted into common stock warrants upon the completion of our IPO in October 2018 and, accordingly, we no longer remeasure the fair value of the warrant liability.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability resulted in no expense for the nine months ended September 30, 2019, compared to $0.7 million of expense for the nine months ended September 30, 2018. The conversion option related to our convertible promissory notes was subject to remeasurement at each reporting period, with changes in fair value recorded in the condensed statement of operations. The convertible promissory notes converted into redeemable convertible preferred stock in August 2018 upon the sale of the Series D redeemable convertible preferred stock and, accordingly, we no longer remeasure the fair value of the derivative liability.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and our convertible preferred stock and borrowings under our term loans.

In October 2017, we entered into a loan and security agreement, or SVB Loan, with SVB which provided that we could borrow up to $7.5 million. In March 2019, we entered into the 2019 Loan with SVB and WestRiver, pursuant to which we may borrow up to $15.0 million, issuable in three separate tranches. As of September 30, 2019, we had drawn on two tranches under the 2019 Loan in the amounts of $7.5 million and $2.5 million. In October 2019, we drew the final tranche of $5.0 million under the 2019 Loan.

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

As of September 30, 2019, we had cash and cash equivalents of $81.8 million.

The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(27,105)	$(10,215)
Net cash used in investing activities	(824)	(31)
Net cash provided by financing activities	48,649	21,181
Net increase in cash and cash equivalents	$20,720	$10,935

Operating Activities

Net cash used in operating activities was $27.1 million during the nine months ended September 30, 2019. The use of cash primarily related to our net loss of $27.9 million, adjusted for non-cash charges primarily related to stock-based compensation of $1.0 million and non-cash interest expense of $0.4 million. These adjustments were partially offset by changes in operating assets and liabilities of $0.7 million.

Net cash used in operating activities was $10.2 million during the nine months ended September 30, 2018. The use of cash primarily related to our net loss of $19.0 million, adjusted for non-cash charges principally related to $3.6 million for non-cash interest expense, $2.7 million for the change in the fair value of the warrant liability, $0.7 million for the change in the fair value of the derivative liability and a $1.5 million change in our operating assets and liabilities. The change in our operating assets and liabilities was principally due to a $1.7 million increase in accounts payable and accrued expenses as a result of increased clinical activities for our ongoing trials and increased legal costs to support our IPO.

Investing Activities

Net cash used in investing activities was $0.8 million for the purchase of property and equipment during the nine months ended September 30, 2019. Net cash used in investing activities was $31,000 for the purchase of property and equipment during the nine months ended September 30, 2018.

Financing Activities

Net cash provided by financing activities was $48.6 million during the nine months ended September 30, 2019, due primarily to the receipt of $46.3 million in net proceeds from the April 2019 underwritten public offering and borrowings of $3.1 million on the 2019 Loan, partially offset by $0.9 million in repayments of the SVB Loan. Net cash provided by financing activities was $21.1 million during the nine months ended September 30, 2018, due primarily to $17.7 million from the issuance of the Series D redeemable convertible stock and $4.0 million from the issuance of the SVB Loan, partially offset by the $0.6 million payment of deferred offering costs.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next several years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect our existing cash and cash equivalents as of September 30, 2019, in addition to the $5.0 million of proceeds from the October 2019 borrowing under the 2019 Loan, are sufficient to fund our operating expenses and capital requirements into the first quarter of 2021. We intend to devote our existing cash to advance PB2452 and PB1046, fund the development of our ELP technology and preclinical programs and for general working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of a money market fund and marketable securities and are invested in U.S. Treasury obligations. A hypothetical 1% increase in interest rates as of September 30, 2019 and December 31, 2018 would have resulted in immaterial decreases in the fair values of our cash equivalents at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2019 or year ended December 31, 2018

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

With respect to the quarter ended September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses. Our net loss was $27.9 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $150.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, private placements of convertible debt and convertible preferred stock and borrowings under our term loans. We have no products approved for commercialization and have never generated any revenue from product sales.

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

Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we complete our ongoing clinical trials of our product candidates, initiate future clinical trials of our product candidates, seek marketing approval for PB2452 as a ticagrelor reversal agent and PB1046 for the treatment of PAH and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for PB2452, PB1046 or any other product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company.

As of September 30, 2019, we had cash and cash equivalents of $81.8 million. We believe that our existing cash and cash equivalents as of September 30, 2019, in addition to the $5.0 million of proceeds from the October 2019 borrowing under the term loan, are sufficient to fund our operating expenses and capital requirements into the first quarter of 2021. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, our loan and security agreement with SVB and WestRiver is secured by a first-priority security interest in substantially all of our current and future assets, excluding intellectual property. We are also obligated to comply with various other customary covenants, including restrictions on our ability to encumber our intellectual property assets. The security interest granted to SVB and WestRiver may preclude future debt financing or make the terms of such financings less favorable.

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

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. PB2452 and PB1046 are currently our only clinical-stage product candidates. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for PB2452, PB1046 or any product candidates we may seek to develop in the future. Neither we nor any future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a biologics license application, or BLA, from the FDA. To date, we have only had limited discussions with the European Medicines Agency, or EMA, and other comparable foreign authorities regarding regulatory approval for PB2452, PB1046 or any other product candidate outside of the United States.

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

Of the large number of products in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval and marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval and marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

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

Based on feedback from the FDA, we intend to seek regulatory approval of PB2452 in the United States through an accelerated approval process. If we are not successful with this process, the development and commercialization of PB2452 could be delayed, abandoned or significantly more costly.

The FDA’s accelerated approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. Based on feedback from the FDA, our strategy is to use an accelerated approval pathway that may require that our Phase 3 clinical trial of PB2452 be ongoing at the time of BLA approval. To support our BLA submission for accelerated approval, the FDA recommended an interim analysis of biomarker data from an initial subset of 100 patients, with approximately 50 patients from each of the major bleeding and surgical populations, in our Phase 3 trial, together with safety data from our Phase 2 clinical trials. For post-approval commitments, in addition to completion of the remaining portions of the Phase 3 clinical trial, the FDA recommended the establishment of a post-approval registry. If the FDA requires the completion of the Phase 3 trial prior to the submission of a BLA, the development and commercialization timeline of PB2452 will be delayed. Further, the FDA may determine that the trials conducted by us were insufficient to support approval for all or some of the proposed indications, require us to conduct extensive post-approval studies or require us to make modifications to our ongoing Phase 3 clinical trial after approval and marketing.

Clinical product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs and experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

In order to obtain FDA approval to market a new biological product we must demonstrate proof of safety, purity and efficacy in humans. The risk of failure for product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety, purity, potency, and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing or at any time during the trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials.

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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, EMA or other regulatory agencies to market PB2452, PB1046 or any future product candidate. Carrying out later-stage clinical trials is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. See “— Risks Related to our Dependence on Third Parties —We will rely on third parties to conduct our future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.” Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of PB2452, PB1046 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from, or delay us in, commercializing our product candidates.

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

The FDA has granted two orphan drug designations for PB1046, one for the treatment of PAH and a second for cardiomyopathy associated with Duchenne Muscular Dystrophy. We may seek orphan drug designation for future indications for PB1046 or for other product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer or more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

In addition, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than PB2452, PB1046 or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Reimbursement by a third-party payor may depend upon a number of factors: including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational.

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. An example of payment rate updates occurs in the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a merit-based incentive bonus program for Medicare physicians beginning in 2019. At this time, it is unclear how the introduction of the merit-based incentive program will impact overall physician reimbursement under the Medicare program. Any resulting decrease in payment under the merit-based reimbursement system may adversely affect our revenue and results of operations. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our product candidates or lowers reimbursement for procedures using our products could harm our business.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability and damage to our reputation, and the further development of our product candidates could be delayed.

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

We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of PB2452, PB1046 and any other product candidates which we may pursue, for clinical development as well as for commercial manufacture of PB2452, PB1046 and any other product candidate which we may pursue if we receive marketing approval. We also rely on a proprietary E. coli strain owned by Wacker Biotech GmbH, or Wacker, which we have licensed for the production of PB2452. Our reliance on Wacker’s E. coli strain increases the risk that we will not have sufficient quantities of PB2452 or be able to obtain quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts. We will continue to rely on Wacker to manufacture our clinical supply of PB2452 for our Phase 2b clinical trial. We recently engaged BioVectra, Inc., or BioVectra, another cGMP contract manufacturer, for the later-stage clinical and commercial production of PB2452, if approved.

With respect to PB2452, to date we have only relied upon Wacker for manufacture of drug substance for use in our Phase 1 and Phase 2 clinical trials. As we scale our manufacturing of PB2452 to meet potential commercial demand, if PB2452 is approved, we have initiated a technology transfer of our current manufacturing process for PB2452 to BioVectra. Although we expect that we will have sufficient manufacturing capacity from Wacker for our Phase 2b clinical trial, we expect to use BioVectra to manufacture our later-stage clinical and commercial supply of PB2452, if approved. We will need to perform analytical and other tests to demonstrate that the new materials produced by Wacker, BioVectra, or any other future third-party manufacturer that we engage are comparable in all respects to the product utilized in our previous clinical trials. There is no assurance that any such product will pass the required comparability testing, that any other future third-party manufacturer that we engage will be successful in producing PB2452 or that any materials produced by Wacker, BioVectra or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials used in our previous clinical trials. Moreover, if supplies are interrupted or produced in poor yield or quality, it would materially harm our business. BioVectra will be required to scale up the manufacturing process to meet our future needs of PB2452 for later-stage clinical development and, if approved, commercialization. If BioVectra is unable to successfully scale up the manufacturing process, we would need to find alternative manufacturing facilities or an alternative manufacturing process, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and which could adversely affect the clinical development of PB2452.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of PB2452, PB1046 and any other product candidates for which we obtain marketing approval. The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA or other regulatory authorities after we submit our BLA or comparable marketing application to the FDA or other regulatory authority. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we may be unable to obtain regulatory approval of our marketing applications. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We may be unable to establish any agreements with future third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, qualifying and validating such manufacturers may take a significant period of time, and reliance on third-party manufacturers entails additional risks, including:

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

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supply of our products.

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

We may seek third-party collaborators for the development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any such arrangements include regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

As of September 30, 2019, our patent estate contained at least 15 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 21 United States patents, eight United States patent applications, over 50 foreign patents and over 50 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

The patent prosecution process is expensive and time-consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications at a commercially reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

In addition, we may decide to abandon national and regional patent applications before they are granted. The examination of each national or regional patent application is an independent proceeding. As a result, patent applications in the same family may issue as patents in some jurisdictions, such as in the United States, but may issue as patents with claims of different scope or may even be refused in other jurisdictions. It is also quite common that, depending on the country, the scope of patent protection may vary for the same product candidate or technology.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and/or applications and any patent rights we may obtain in the future. Furthermore, the USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee-payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse of a patent or patent application can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patents or patent applications, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market, which could have a material adverse effect on our business.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes which prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, known as “covered entities”, and their respective HIPAA “business associates”, and independent contractors that perform certain services involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (1) payments or other “transfers of value’’ made to physicians and teaching hospitals, and (2) ownership and investment interests held by physicians and their immediate family members; and

•

state and foreign law equivalents of each of the above federal laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect on May 25, 2018, imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. In addition, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (1) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (2) expanded the entities eligible for discounts under the 340B drug pricing program; (3) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (4) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (5) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (6) introduced a new Medicare Part D coverage gap discount program in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (7) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a plan to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of the existing measures and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

Our business activities will be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.

As we expand our business activities outside of the United States, including our clinical trial efforts, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers would be subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

As of September 30, 2019, we had 32 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Additionally, the holders of approximately 8.0 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Commencing with our fiscal year ending December 31, 2019, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. To date, we have never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act, which significantly revises the U.S. Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), effective for net operating losses incurred in taxable years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits, including the orphan drug credit. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the Tax Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

As a public company listed in the United States, we are incurring significant additional legal, accounting and other costs, which we anticipate could be between $2.0 million and $3.0 million annually. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

(a) Recent Sales of Unregistered Equity Securities

In July 2019, in connection with our existing term loan, we issued to each of Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P. warrants to purchase an aggregate of 6,065 shares of common stock with an exercise price of $10.86. The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act.

In October 2019, in connection with our existing term loan, we issued to each of Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P. warrants to purchase an aggregate of 12,131 shares of common stock with an exercise price of $3.88. The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018
4.1	Form of Warrant to Purchase Shares of Series B Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. on December 22, 2009.	S-1	333-227474	4.2	September 21, 2018
4.2	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018
4.3	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018
4.4	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.	10-K	001-38697	4.4	March 26, 2019
4.5	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.	10-K	001-38697	4.5	March 26, 2019
4.6	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on July 26, 2019.	10-Q	001-38697	4.6	August 14, 2019
4.7	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on July 26, 2019.	10-Q	001-38697	4.7	August 14, 2019
4.8#	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 2, 2019.
4.9#	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on October 2, 2019.
31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
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

PHASEBIO PHARMACEUTICALS INC.

November 14, 2019	By:	/s/ John Sharp
John Sharp
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)