Form 10-K
period 2019-12-31
PhaseBio Pharmaceuticals Inc
filed 2020-03-30
CIK 1169245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-38697
___________________________________
PhaseBio Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0375697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Great Valley Parkway, Suite 30 Malvern, Pennsylvania	19355
(Address of Principal Executive Offices)	(Zip Code)
(610) 981-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	Trading Symbol	(Name of exchange on which registered)
Common Stock, par value $0.001 per share	PHAS	The Nasdaq Stock Market, LLC
Securities registered pursuant to section 12(g) of the Act: None
___________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 was approximately $254.7 million based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class of Common Stock	Outstanding Shares as of March 26, 2020
Common Stock, $0.001 par value	28,780,640
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•
the timing, progress and results of clinical trials of PB2452, PB1046, PB6440 and any other potential product candidates, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•
the timing of any submission of filings for regulatory approval of PB2452, PB1046, PB6440 and any other product candidates and our ability to obtain and maintain regulatory approvals for PB2452, PB1046, PB6440 or any other product candidates for any indication;

•	our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;

•	our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes and our ability to maintain agreements with third parties;

•	our expectations regarding the scope of any approved indication for PB2452, PB1046 and PB6440;

•	our ability to successfully commercialize our product candidates;

•	our ability to leverage our proprietary elastin-like polypeptide technology to identify and develop future product candidates

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our ability to establish or maintain collaborations or strategic relationships;

•	our ability to identify, recruit and retain key personnel;

•	our ability to protect and enforce our intellectual property position for our product candidates and our research and development programs, and the scope of such protection;

•	our financial performance;

•	our competitive position and the development of and projections relating to our competitors or our industry;

•	the impact of laws and regulations; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.
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
All brand names or trademarks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the symbols ® and ™, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. Unless the context requires otherwise, references in this report to “PhaseBio,” the “Company,” “we,” “us,” and “our” refer to PhaseBio Pharmaceuticals, Inc.

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases. Our lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which we are developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of PB2452 in the United States through an accelerated approval process. In September 2019, we completed a Phase 2a clinical trial of PB2452 where we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours. PB2452 has been generally well tolerated in our completed trials, with no drug-related serious adverse events, or SAEs. We are currently conducting a Phase 2b trial of PB2452 and recently commenced our pivotal Phase 3 clinical trial. We are developing PB2452 pursuant to a co-development agreement, or the SFJ Agreement, with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company, or SFJ. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of PB2452. Our second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension, or PAH. PB1046 utilizes our proprietary half-life extending elastin-like polypeptide, or ELP, technology, which also serves as an engine for our preclinical pipeline. As we advance our clinical programs for PB2452 and PB1046 with site activations and patient enrollment, we remain in close contact with our clinical research organizations, clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trials and current timelines and to consider whether we can implement appropriate mitigating measures to help lessen such impacts. At this time, however, we cannot fully forecast the scope of impacts that COVID-19 may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results. We are also developing our preclinical product candidate, PB6440, for treatment-resistant hypertension. We retain worldwide commercial rights to all of our product candidates.
PB2452
PB2452 is a novel recombinant human monoclonal antibody antigen-binding fragment, or Fab fragment, designed to reverse the antiplatelet activity of ticagrelor. Ticagrelor is an antiplatelet therapy widely prescribed to reduce the rates of death, heart attack and stroke in patients with acute coronary syndrome, or ACS, or who have previously experienced a heart attack. The American College of Cardiology, American Heart Association and European Society of Cardiology guidelines recognize ticagrelor as the preferred antiplatelet therapy for ACS. In 2019, ticagrelor, currently marketed by AstraZeneca plc, or AstraZeneca, under the brand names Brilinta and Brilique, had worldwide sales of $1.6 billion, an increase of 20% over 2018 sales. Ticagrelor binds to platelets to prevent them from forming blood clots, which could restrict blood flow to critical organs in these patients, causing heart attacks or strokes. Due to ticagrelor’s antiplatelet activity, patients on ticagrelor have an elevated risk of spontaneous bleeding. In addition, patients on ticagrelor who need urgent surgery cannot wait the recommended five days for ticagrelor’s effect to dissipate and are at increased risk of major bleeding during and after surgery. There are currently no other known reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. Upon approval, PB2452 would be the only therapeutic agent available for specific reversal of ticagrelor. We believe the availability of PB2452 as a specific reversal agent could expand ticagrelor's use by mitigating concerns regarding bleeding risk and uniquely position ticagrelor as the only oral antiplatelet drug with a reversal agent. In our Phase 1 and Phase 2a clinical trials, PB2452 achieved immediate and complete reversal of ticagrelor’s antiplatelet activity, with potential customizable duration of reversal based on the dosing regimen, which we believe has the potential to bring life-saving therapeutic benefit to these patients by increasing the safety of ticagrelor.
In September 2019, we completed a Phase 2a clinical trial of PB2452 in older and elderly subjects dosed with ticagrelor and aspirin and in healthy younger subjects on supratherapeutic doses of ticagrelor. In this trial, we observed a statistically significant reversal of ticagrelor within five minutes of initiation of PB2452 infusion, which was sustained for over 20 hours. Platelet function was normalized by 15 minutes, 30 minutes for the supratherapeutic ticagrelor-dose cohort, following initiation of PB2452 infusion and remained normal for over 20 hours. PB2452 was generally well tolerated, with only minor adverse events, or AEs reported. These results are consistent with results observed in healthy younger subjects treated with ticagrelor in our Phase 1 trial. The older and elderly subjects in the Phase 2a trial resembled the patient population most likely to be treated with ticagrelor and to potentially benefit from PB2452, if approved.

The FDA granted Breakthrough Therapy designation for PB2452 in April 2019. The European Medicines Agency, or the EMA, granted PB2452 Priority Medicines, or PRIME, designation in February 2020. Based on feedback from the FDA, we intend to submit a Biologics License Application, or BLA, for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our Phase 3 trial, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure. We recently commenced our pivotal Phase 3 clinical trial. Based on an 18-month estimated enrollment timeline for the first 100 patients in the Phase 3 trial, we are targeting to submit our BLA for PB2452 in the second half of 2022. To support full approval for patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure, and consistent with the recommendation of the FDA, we plan to enroll a total of 200 patients in the Phase 3 trial. After we submit our BLA with data from the first 100 patients, we intend to complete the Phase 3 trial and establish a post-approval registry in accordance with FDA requirements. The Committee for Medicinal Products for Human Use, or CHMP, of the EMA has also generally agreed with our proposed clinical development plan for PB2452.
PB1046
PB1046 is being developed as a once-weekly, novel treatment for PAH, a progressive, life-threatening, orphan disease caused by vasoconstriction and structural deterioration of the pulmonary arteries, which can lead to heart failure and, eventually, death. PB1046 is a subcutaneously-injected, sustained-release analogue of the native human peptide vasoactive intestinal peptide, or VIP. VIP is a neurohormone that relaxes the muscles surrounding blood vessels, causing them to dilate, which results in improved blood flow. In contrast to the currently approved therapies for PAH, which only target vasodilation, we believe that VIP also suppresses the adverse remodeling of blood vessels and increases cardiac contractility and relaxation. We believe that PB1046 has the potential to be disease-modifying and complementary to current standard-of-care therapies for PAH.
We have completed two clinical trials of subcutaneously-injected PB1046 in subjects with cardiovascular diseases. In these trials, PB1046 was observed to be well tolerated, with no drug-related SAEs. In both trials, we observed that patients who received PB1046 experienced statistically significant reductions in blood pressure that were sustained for at least one week, with no reported episodes of symptomatic hypotension. We have also completed enrollment of an exploratory Phase 1b/2a clinical trial to evaluate the effects of PB1046 on pulmonary arterial pressure in PAH patients with a CardioMEMS device, an implanted hemodynamic monitor that continuously reports pulmonary arterial pressure and cardiac function. In preliminary results from this trial, we observed reductions in pulmonary arterial pressure and increases in cardiac output, which we believe are consistent with potential beneficial effects of PB1046. We have begun dosing patients in a randomized, double-blinded, controlled Phase 2b clinical trial in which we plan to enroll approximately 60 PAH patients to assess the safety, tolerability and efficacy of PB1046. This clinical trial will evaluate the effects of PB1046 on pulmonary arterial pressure and exercise tolerance, including the distance the patient can walk in six minutes, which is an important clinical endpoint that the FDA has previously used as the basis for approval of other PAH drugs. We have temporarily paused enrollment of new patients in this trial as a precaution to minimize potential exposure of this patient population at high risk of serious illness from COVID-19. However, we have also informed investigators that they may continue dosing PB1046 and performing assessments for current trial participants if they deem it appropriate and such activities are permitted by their respective institutions. Additionally, we continue to identify new trial sites for future initiation. Although we have been targeting to report results from this trial in the fourth quarter of 2020, we believe that the COVID-19 outbreak will temporarily prevent us from being able to initiate new trial sites and enroll new patients, likely delaying our ability to report the results of this trial into 2021.
PB1046 and certain other preclinical product candidates, are based on our proprietary ELP technology. Our ELP technology extends the circulating half-life of proteins and peptides and also provides a sustained-release mechanism, resulting in exposure of active molecules for periods of a week or longer from a single subcutaneous injection. We believe that our ELP technology enhances solubility, stability and bioavailability, provides extended drug exposure and creates product candidates that are straightforward to manufacture and administer. Our strategy is to apply our ELP technology to proteins and peptides with well-characterized therapeutic activities but suboptimal half-lives to improve their pharmacokinetics, enable their use as pharmaceutical products and allow for more convenient dosing regimens. To date, we have not observed any drug-related SAEs in any of the over 500 subjects in clinical trials of our ELP product candidates.
PB6440
PB6440 is a highly selective aldosterone synthase inhibitor being developed for treatment-resistant hypertension. In preclinical studies to date, PB6440 demonstrated dose-dependent aldosterone reduction without a significant increase in 11-deoxycorticosterone or deoxycortisol in both rodent and primate models. The oral bioavailability and pharmacokinetic profiles observed in these preclinical studies appear suitable for once-daily oral dosing in humans. To date, no evidence of toxicity has been observed in either in vitro toxicity studies or in animal models, including primates. We currently plan to initiate nonclinical Investigational New Drug Application, or IND, -enabling studies for PB6440 in 2020, which are expected to be followed by an IND filing and a first-in-human trial in early 2021.
Strategy
Our strategy is to identify, develop and commercialize novel therapies for cardiopulmonary diseases. The key elements of our strategy include:

•
Continue to advance PB2452 through clinical development and regulatory approval. We intend to develop and commercialize PB2452 as a novel reversal agent for the antiplatelet drug ticagrelor. We recently completed a Phase 2a clinical trial of PB2452 in older and elderly subjects dosed with ticagrelor and aspirin and in healthy younger subjects on supratherapeutic doses of ticagrelor. In October 2019, we initiated a multi-center Phase 2b clinical trial in healthy older and elderly subjects. In collaboration with SFJ, we recently commenced our pivotal Phase 3 clinical trial in patients on ticagrelor with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure, and we plan to perform an interim assessment of an initial subset of patients in this trial. We have received Breakthrough Therapy designation and plan to submit a BLA seeking accelerated approval of PB2452 prior to completion of the Phase 3 clinical trial, based on biomarker data from an initial subset of the Phase 3 patients. The EMA granted PB2452 PRIME designation, and the CHMP has generally agreed with our clinical development plan.

•
Continue to develop PB1046. We intend to advance PB1046 through clinical trials as a once-weekly novel treatment for PAH that is vasodilatory, potentially disease-modifying and complementary to the current standard of care therapies. We are currently conducting a Phase 2b clinical trial of PB1046. We have temporarily paused enrollment of new patients as we assess the impact of COVID-19. Based on the results of this trial, we intend to advance this product candidate into Phase 3 clinical development for the treatment of PAH.

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

•
Continue the preclinical development of PB6440 for treatment-resistant hypertension. We are planning to initiate IND-enabling studies for PB6440 in 2020. We expect to file an IND for PB6440 with the FDA in order to initiate a first-in-human trial in early 2021.

•
Leverage our ELP technology platform to expand our development pipeline. We believe that our ELP technology enhances solubility, stability and bioavailability, provides extended drug exposure and creates product candidates that are straightforward to manufacture and administer. As such, we plan to utilize our platform to identify product candidates for additional indications. We intend to apply our ELP technology to improve the pharmacokinetics of proteins and peptides with well-characterized therapeutic activities but suboptimal half-lives, in order to improve their pharmacokinetics, enable their use as pharmaceutical products and allow for more convenient dosing regimens.

•
Commercialize our product candidates. We have entered into exclusive license agreements with AstraZeneca for PB2452 and Duke University, or Duke, for our ELP technology pursuant to which we retain worldwide commercial rights to our product candidates. In addition, we own all of the assets and intellectual property rights related to PB6440. If approved, we intend to commercialize PB2452 and PB6440 independently in the United States and with a collaboration partner internationally. We intend to explore collaborations or partnerships to commercialize PB1046, if approved. As we advance towards regulatory approvals for our product candidates, we intend to establish a focused marketing and sales infrastructure.

Pipeline
Our preclinical and clinical-stage pipeline is set forth below:

PB2452: Antiplatelet Therapy Reversal Agent for Ticagrelor
Our lead product candidate, PB2452, is a novel ticagrelor reversal agent, which we are developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In September 2019, we completed a Phase 2a clinical trial of PB2452 in older and elderly subjects and in healthy younger subjects on supratherapeutic doses of ticagrelor, in which we observed a statistically significant reversal of ticagrelor within five minutes of initiation of PB2452 infusion, which was sustained for over 20 hours. We are currently conducting a Phase 2b clinical trial of PB2452 and recently commenced our pivotal Phase 3 clinical trial.
Background on Acute Coronary Syndrome
ACS describes a range of conditions associated with sudden reduced blood flow to the heart, including unstable angina and myocardial infarction, or heart attack. ACS is caused by the inappropriate formation of clots in the coronary arteries. These blood clots are made up primarily of platelets, small lens-shaped cells found in the blood that normally aggregate at sites of injury to help stop bleeding. According to the Centers for Disease Control and Prevention, approximately 805,000 Americans have a heart attack every year, and heart attacks are a leading cause of death in the developed world.
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
While the antiplatelet drugs used in DAPT have proven effective at improving overall outcomes in ACS patients, their suppression of blood clotting increases patients’ risk of bleeding. Bleeding events in patients on antiplatelet therapy, which can occur spontaneously or as a result of injury or surgery, are classified as minor or major. In the 18,000-patient clinical trial, Platelet Inhibition and Patient Outcomes, or PLATO, conducted by AstraZeneca, ticagrelor was shown to be superior to the antiplatelet drug clopidogrel, marketed under the brand name Plavix, in reducing recurrent heart attack, stroke and death in patients with ACS. However, in both treatment groups, 11% to 12% of patients in the trial suffered major bleeding events, and in 5.8% of patients, these major bleeding events were fatal or life-threatening. The causes of bleeding varied in the trial population. In approximately 3% of the patients on ticagrelor, the major bleeding events were spontaneous and not related to any medical procedure, whereas approximately 9% of patients on ticagrelor developed major bleeding that was related to procedures like coronary artery bypass surgery, or CABG. Although the trial protocol recommended that patients who needed CABG stop taking ticagrelor for one to three days prior to surgery, nearly half of all ticagrelor patients needed surgery urgently and could not wait the up to three days for ticagrelor’s effect to dissipate so normal blood clotting could be restored. Overall, up to 80% of patients who underwent CABG surgery in the trial suffered a major or life-threatening bleeding event related to the surgery, and for those who needed urgent surgery and could not wait three days for the effects of ticagrelor to dissipate, approximately 50% experienced a fatal or life-threatening bleeding event. While some of this risk was likely associated with patients’ underlying conditions, the overall bleeding risk is significantly increased by antiplatelet drugs, and the current United States and European prescribing information for ticagrelor suggests suspension of ticagrelor treatment for five days prior to surgery.
Despite the increased bleeding risk, antiplatelet drugs, along with anticoagulant drugs that are used to prevent clots in veins, represent some of the most widely prescribed drugs in the United States due to their lifesaving effects. There are currently no other known reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. Upon approval, PB2452 would be the only therapeutic agent available for specific reversal of ticagrelor. In the absence of a specific reversal agent, physicians have limited treatment options, and sometimes administer platelet transfusions, which are unproven in this setting. The ability to quickly reverse the antiplatelet activity of ticagrelor and restore normal clotting would increase its safety, both in instances of major bleeding as well as in situations where surgical or other medical interventions associated with bleeding are urgently needed.
Background on Antiplatelet Drugs
The three oral antiplatelet P2Y12 receptor antagonist drugs prescribed in DAPT are clopidogrel, marketed under the brand name Plavix; prasugrel, marketed under the brand name Effient; and ticagrelor, marketed under the brand names Brilinta and Brilique. Unlike clopidogrel and prasugrel that permanently bind to and inhibit the target receptors on platelets, ticagrelor binds to the P2Y12 receptor in a transient manner, quickly cycling on and off the receptor. We believe this transient binding of ticagrelor presents a unique opportunity to develop a specific reversal agent for ticagrelor, whereas the permanent binding of the other drugs to the receptor precludes a reversal agent from being developed.
We consider ticagrelor to be the best-in-class P2Y12 antiplatelet agent because it has demonstrated a superior benefit-risk profile compared to other products in the P2Y12 class. In 2019, ticagrelor had worldwide sales of $1.6 billion, an increase of 20% over 2018 sales. Ticagrelor has achieved this level of market share despite the availability of generic versions of clopidogrel and prasugrel. We believe ticagrelor growth is being driven in part by treatment guidelines from the American College of Cardiology, American Heart Association and the European Society of Cardiology that recognize ticagrelor as the preferred antiplatelet treatment for ACS. We believe that the availability of a reversal agent could further drive the use of ticagrelor by making it the only reversible oral P2Y12 antiplatelet treatment, thereby conferring a possible safety benefit over the other agents. Furthermore, based on the growth of clopidogrel prescriptions after the introduction of a generic form of that drug, we believe ticagrelor prescriptions could grow significantly after its patents expire in 2024 and generic competition drives prices down to similar levels as other P2Y12 antiplatelet therapies.
Our Solution: PB2452
PB2452 is a human Fab fragment that binds to ticagrelor with high affinity and specificity to reverse ticagrelor’s antiplatelet activity. We believe that the availability of PB2452 may further differentiate ticagrelor from other P2Y12 receptor antagonists by providing for better clinical management of the balance between the desired antiplatelet effect and prevention or control of bleeding. We exclusively licensed PB2452 from MedImmune Limited, or MedImmune, a wholly-owned subsidiary of AstraZeneca.
PB2452 Background
Ticagrelor works by binding to the P2Y12 receptor on platelets, thereby preventing adenosine diphosphate, or ADP, from causing platelet aggregation. Ticagrelor binds transiently to the P2Y12 receptor, quickly cycling on and off, and allowing PB2452 to bind to free ticagrelor, thereby preventing ticagrelor’s inactivation of the receptor and removing ticagrelor from circulation. With ticagrelor removed, ADP can once again activate the P2Y12 receptor and induce platelet aggregation. This activity is illustrated below.
Mechanism of action of ticagrelor and its reversal by PB2452

PB2452 binds to ticagrelor with an affinity that is approximately 100 times stronger than ticagrelor’s affinity for the P2Y12 receptor. This high affinity enables PB2452 to bind to free ticagrelor, resulting in an immediate reversal of ticagrelor’s effect and restoration of platelet activity.
Clinical Development of PB2452
Phase 3 Clinical Trial
We recently commenced our pivotal Phase 3 clinical trial. We expect to enroll a total of 200 ticagrelor patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure in this global, multi-center, non-randomized, open-label trial and file for an accelerated approval based upon approximately 100 patients. The primary endpoints for this trial are the reversal of the antiplatelet effects of ticagrelor with intravenous infusion of PB2452 as measured by the VerifyNow® PRUTest® biomarker and achievement of clinical hemostasis in enrolled patients.
Phase 2b Clinical Trial
In October 2019, we announced that the first patient had been dosed in the Phase 2b trial of PB2452. The multi-center, randomized, double-blind, placebo-controlled trial is designed to evaluate the safety and efficacy of PB2452 in reversing the antiplatelet effects of ticagrelor as part of a dual antiplatelet regimen including low-dose aspirin. Approximately 200 older and elderly (ages 50-80) subjects are expected to be enrolled, resembling the patient population most likely to be treated with ticagrelor and potentially benefit from PB2452, if approved. Subjects will be randomized in a ratio of 3:1 and will receive either PB2452 or placebo, with approximately 150 subjects receiving PB2452. The primary endpoint of the trial is reversal of the antiplatelet effects of ticagrelor with intravenous infusion of PB2452 or placebo, as measured by the VerifyNow PRUTest biomarker. We expect that the results of this trial will further support our BLA safety database.
Phase 2a Clinical Trial

In September 2019, we completed a Phase 2a clinical trial of PB2452 in older and elderly subjects dosed with ticagrelor and aspirin and in healthy younger subjects on supratherapeutic doses of ticagrelor. We observed a statistically significant reversal of ticagrelor within five minutes of initiation of PB2452 infusion, which was sustained for over 20 hours. Platelet function was normalized by 15 minutes (30 minutes for the supratherapeutic ticagrelor-dose cohort) following initiation of PB2452 infusion and remained normal for over 20 hours. PB2452 was generally well tolerated, with only minor AEs reported. These results are consistent with results observed in healthy younger subjects treated with ticagrelor in our Phase 1 trial. The older and elderly subjects in the Phase 2a trial resemble the patient population most likely to be treated with ticagrelor and to potentially benefit from PB2452, if approved.
Phase 1 Clinical Trial
In September 2018, we completed a Phase 1 dose escalation clinical trial of PB2452, delivered as an intravenous infusion in healthy subjects pre-dosed with ticagrelor that was designed to identify the target dose, determine proof of concept and evaluate the safety and tolerability of PB2452. In the trial, we observed that PB2452 immediately and completely reversed the antiplatelet effects of ticagrelor. We conducted this trial pursuant to an IND application that we sponsored and that became effective in March 2018. In March 2019, the full results from this trial of PB2452 were published in the New England Journal of Medicine.
Our Phase 1 clinical trial enrolled 64 subjects across 10 sequential dose cohorts. Based on pharmacokinetic and pharmacodynamic data from the early dose cohorts in the trial, we adjusted the intravenous infusion of PB2452 to identify the optimal dose and dosing regimen for future trials and for the target patient populations. The initial three cohorts of subjects were dosed with 30-minute intravenous infusions of PB2452 alone in order to assess pharmacokinetics and safety. Subsequent cohorts were pre-dosed with the standard clinical regimen of ticagrelor for two days prior to administration of PB2452 to enable direct assessment of reversal of ticagrelor’s inhibition of platelet aggregation using platelet function assays. There were no PB2452-related AEs or SAEs in any of the dose cohorts.
In cohorts 5 and 6, which were the first cohorts in which potentially pharmacodynamically active doses of PB2452 were administered, we saw immediate and complete reversal of ticagrelor’s antiplatelet activity based upon restoration of platelet function. In 11 out of 12 subjects, platelet function was restored at the first measured time point at the end of the 30-minute infusion. The duration of reversal varied from approximately one to four hours depending upon the dose level and subject, with longer duration at higher doses. In cohort 7, we modified the dosing regimen to deliver a total dose of 18 g, with 3 g delivered in the first five minutes of infusion, followed by 15 g delivered at a constant rate over an additional seven hours and 55 minutes. In cohort 7, we observed that all subjects achieved complete and sustained restoration of platelet function within two hours after the start of infusion. The duration of reversal in cohort 7 lasted approximately 16 hours from the start of the infusion as measured by restoration of platelet activity.
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
Future Clinical Development Plans
Based on feedback from the FDA, we intend to submit a BLA for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our Phase 3 trial, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure. Based on an 18-month estimated enrollment timeline for the first 100 patients in the Phase 3 trial, we are targeting to submit our BLA for PB2452 in the second half of 2022. To support full approval for patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure, and consistent with the recommendation of the FDA, we plan to enroll 200 total patients in the Phase 3 trial. After we submit our BLA with data from the first 100 patients, we intend to complete the Phase 3 trial and establish a post-approval registry in accordance with FDA requirements.
In April 2019, the FDA granted Breakthrough Therapy designation for PB2452. The EMA granted PB2452 PRIME designation, and the CHMP has generally agreed with our clinical development plan.
PB1046 for the Treatment of Pulmonary Arterial Hypertension

We are developing our second product candidate, PB1046, as a once-weekly novel treatment for PAH. PB1046 is based on our proprietary ELP half-life extension technology. We are currently conducting a Phase 2b clinical trial in PAH patients to assess the safety, tolerability and efficacy of PB1046. We have received two orphan drug designations for PB1046 from the FDA: one for the treatment of PAH and a second for cardiomyopathy associated with DMD. In February 2018, we received Small Business Innovation Research, or SBIR, grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of PB1046 for the treatment of PAH for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the United States government will receive a non-exclusive, royalty-free license to use any technology we develop under such grants. For the years ended December 31, 2019 and 2018, we had recognized $1.8 million and $0.7 million, respectively, of grant revenue under the SBIR grants.
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
The clinical severity of PAH is classified according to a system originally developed for heart failure by the New York Heart Association and then modified by the World Health Organization for patients with PAH, ranging from functional class I (no symptoms) through functional class IV (severe symptoms). Most standard-of-care therapy is initiated in patients who have progressed to class II or beyond.
According to the Pulmonary Hypertension Association, there are approximately 30,000 patients diagnosed with PAH in the United States. There are several approved therapies for PAH, and patients initially start treatment with a combination of two oral therapies. While advances in the treatment of PAH over the last two decades have markedly improved median survival from 2.8 years to approximately 9 years after diagnosis, PAH patients still face significant burdens from their disease and premature death. We estimate, based on publicly disclosed data, that the global PAH market was valued at $6.0 billion in 2018 and is expected to reach $10.0 billion by the end of 2025.
Limitations of Current Therapies for PAH
There is currently no cure for PAH. The three main classes of currently approved drugs for the treatment of PAH are all systemic vasodilators that directly modulate vasoconstrictive or vasodilatory pathways. These currently approved therapies for PAH focus on three distinct molecular pathways: the endothelin pathway, the nitric oxide pathway and the prostacyclin pathway. The classes of drugs that target these three pathways are:

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
Our Solution: PB1046
PB1046, a novel, subcutaneously-injected VIP analogue, is a recombinant fusion protein composed of VIP and our proprietary ELP technology. Based on the pharmacokinetic profile of PB1046 observed in our clinical trials, the fusion of VIP to ELP results in both a longer circulating half-life and a prolonged absorption profile, potentially enabling once-weekly dosing. We believe that, in addition to vasodilation, PB1046 may suppress the adverse remodeling of blood vessels and increase cardiac contractility and relaxation. PB1046 has been administered to more than 60 patients with hypertension or a history of cardiac disease in three Phase 1/2 clinical trials conducted in the United States with no drug-related SAEs to date.
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
PB1046 Phase 2b Clinical Trial
We are conducting a randomized, double-blinded, controlled Phase 2b trial in approximately 60 patients with PAH who are New York Heart Association functional class II or III, with an open-label extension. In this trial, patients receive weekly subcutaneous injections of PB1046, in addition to their oral standard-of-care medications, for 16 weeks. These patients initially receive a dose of 0.2 mg/kg of PB1046, to be escalated and ultimately increased to a maximum dose of 2.0 mg/kg, as tolerated. Because in earlier clinical trials we have observed an association between PB1046 dosing and injection-site erythema, in lieu of a completely inactive placebo we instead use a blinded control that has a very low dose of PB1046 that is below a level likely to have therapeutic benefit, but still produces local vasodilation at the injection site in most subjects. The primary endpoint is the change in pulmonary vascular resistance as measured by invasive right heart catheterization. Secondary endpoints include six minute walk distance, respiratory function and biomarkers for cardiac function. Safety endpoints include incidence and severity of AEs and immunogenicity. Six minute walk distance is an important clinical endpoint that the FDA has previously used as the basis for approval of other PAH drugs. We have temporarily paused enrollment of new patients in this trial as a precaution to minimize potential exposure of this patient population at high risk of serious illness from COVID-19. However, we have also informed investigators that they may continue dosing PB1046 and performing assessments for current trial participants if they deem it appropriate and such activities are permitted by their respective institutions. Additionally, we continue to identify new trial sites for future initiation. Although we have been targeting to report results from this trial in the fourth quarter of 2020, we believe that the COVID-19 outbreak will temporarily prevent us from being able to initiate new trial sites and enroll new patients, likely delaying our ability to report the results of this trial into 2021.

Phase 1 Single Ascending Dose Clinical Trial
We completed a single ascending dose Phase 1 clinical trial of subcutaneously injected PB1046 in 30 patients with hypertension to assess the safety and pharmacokinetics of PB1046 and to demonstrate early proof of concept. In this clinical trial, the patients stopped taking their standard-of-care anti-hypertensive medications for 14 days before receiving either placebo or a single ascending dose of PB1046 of between 0.05 mg/kg and 0.8 mg/kg. Consistent with our expectation for slow release of ELP fusion proteins, the half-life of PB1046 was approximately 60 hours and serum levels of PB1046 exhibited a prolonged pharmacokinetic profile extending to at least seven days following a single subcutaneous dose, as illustrated below. This is in contrast to the pharmacokinetics of native VIP in which serum levels of VIP disappear within minutes. We believe these results support once-weekly subcutaneous dosing of PB1046.
Pharmacokinetics of single subcutaneous doses of PB1046 in a Phase 1 dose escalation trial
The pharmacodynamic activity of PB1046 was assessed by measurements of changes in blood pressure. In the highest dose cohort, we observed that systolic and diastolic blood pressure in patients receiving PB1046 were reduced within one day and remained below levels seen in placebo-treated patients for seven days, as illustrated below. At seven days, all patients resumed their standard hypertension medications and subsequent blood pressures, and the magnitude of reduction in blood pressure compared to baseline were similar whether they had received PB1046 or placebo.
Mean change in systolic blood pressure in a Phase 1 trial following single subcutaneous dose of PB1046

Phase 1b/2a Multiple Ascending Dose Clinical Trial
We conducted a double-blinded, multiple ascending dose Phase 1b/2a trial in 29 patients with heart failure with reduced ejection fraction, or HFrEF, in order to assess the safety and long-acting pharmacokinetic and pharmacodynamic activity of subcutaneously injected PB1046 in patients with cardiovascular disease. In HFrEF, the heart muscle is not able to contract adequately and therefore expels less oxygen-rich blood into the body. In this clinical trial, patients remained on their standard-of-care heart failure medications and received either weekly placebo or weekly doses of PB1046 of between 0.2 mg/kg and 1.2 mg/kg for four weeks. This clinical trial reproduced the safety, pharmacokinetic and pharmacodynamic observations of the single-dose trial, and we observed that once-weekly dosing was well tolerated. No drug-related SAEs were reported, and there were no reported instances of hypotension, excluding mild orthostatic hypotension in four subjects, which did not appear to be dose related. Of the 22 subjects who received active study drug, all experienced injection-site erythema reaching severe toxicity due to the size of the erythema, and three subjects discontinued treatment due to the erythema. We observed that patients in the highest dose cohort had a statistically significant reduction in blood pressure compared to placebo that was sustained throughout the dosing period, with p-value of 0.043, as illustrated below. A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for determining the statistical significance of a result is known as the “p-value,” which represents the probability that random chance caused the result (for example, a p-value = 0.01 means that there is a 1% probability that the difference between the control group and the treatment group is purely due to random chance). Generally, a p-value less than 0.05 is considered statistically significant.

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
Safety Overview from Clinical Trials of PB1046
There were no drug-related SAEs reported for any of the patients who have received PB1046. When PB1046 was administered subcutaneously, it was almost always associated with a mild- to moderate- injection-site erythema, or patch of redness, which on average appeared at about 12 hours after injection. The injection-site erythema was not judged by the investigator to be an allergic type reaction; rather, in the investigator’s view, it was likely to be associated with the activity of VIP binding to receptors in the skin, resulting in local vasodilation. Additionally, 70% of patients receiving a subcutaneous injection of PB1046 experienced mild pain or tenderness at the injection site, which occurred hours to days after injection and on average lasted about one week. One-third of the patients also experienced mild pruritus, or itching, at the site of injection. We believe that these events are primarily due to the fused VIP peptide since similar events were not observed in clinical trials of other constructs that contain the ELP domain. None of the injection site reactions were judged to be serious. We observed a similar tolerability profile in the Phase 1 clinical trial of PB1046. Notably, there were no events of symptomatic hypotension related to PB1046 in any of the subjects who have received PB1046.
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

•
DMD-associated Cardiomyopathy. Cardiac dysfunction is a very common manifestation of DMD and a common cause of death for individuals with this condition. The ability of PB1046 to increase contractibility of cardiac muscles presents the possibility that it could provide therapeutic benefit to these patients. We observed that PB1046 slowed deterioration in cardiac function and preserved skeletal muscle function in a mouse model of DMD. In addition to direct effects on cardiac function, we believe decreased fibrosis also contributed to the positive effects of PB1046 on both cardiac and skeletal muscle in this model. The FDA has granted orphan drug designation for PB1046 for the treatment of cardiomyopathy associated with DMD.

•
Cystic Fibrosis. VIP has been shown to stimulate the processing of the cystic fibrosis transmembrane regulator, or CFTR, the protein defective in patients with cystic fibrosis, or CF. In mice lacking the gene for VIP, CFTR is not located at the cell surface, where it is required to function properly, but accumulates within the cell. These mice have lung abnormalities that resemble CF and treatment with VIP peptide restored CFTR to the cell surface and corrected the lung tissue abnormalities. Treatment of human epithelial cells containing the most common CFTR mutation found in CF patients (F508del) with PB1046 in vitro has been observed to increase CFTR activity, providing further support that PB1046 may have potential as a treatment for patients with CF.

PB6440 for Treatment-Resistant Hypertension
PB6440 is a selective aldosterone synthase inhibitor that we are developing as an orally administered treatment for resistant hypertension. The mineralocorticoid hormone aldosterone is a critical regulator of fluid and electrolyte balance in the body and, as such, can play an important role in the development of high blood pressure or hypertension. Elevated aldosterone levels are associated with resistant hypertension, congestive heart failure and chronic kidney disease. Agents that block the action of mineralocorticoids at the receptor level, such as spironolactone, have been shown to lower blood pressure, including in patients with resistant hypertension. However, use of these agents is limited by adverse side effects. Inhibition of the production of aldosterone through inhibition of the enzyme responsible for its synthesis, aldosterone synthase (CYP11B2), is an alternative approach to treatment of hypertension. However, development of aldosterone synthase inhibitors is challenging because of a closely-related enzyme, steroid 11β-hydroxylase (CYP11B1), which many potential compounds also inhibit. In preclinical studies, PB6440 was observed to be a highly potent and selective inhibitor of aldosterone synthase and demonstrated a dose-dependent aldosterone reduction without a significant increase in 11-deoxycorticosterone or deoxycortisol in both rodent and primate models. The oral bioavailability and pharmacokinetic profiles appear suitable for once-daily oral dosing in humans. We currently plan to initiate clinical development of PB6440 pending the completion of nonclinical IND-enabling studies planned for 2020, which are expected to be followed by an IND filing and a first-in-human trial in early 2021.
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
Product candidates based on our ELP technology, including prior product candidates for which we have ceased development in order to focus on the development of therapies for cardiopulmonary diseases, have been evaluated in over 500 patients with no known drug-related SAEs.
Preclinical Programs
We continue to invest in applying our ELP technology to the development of novel product candidates. Our focus is on peptides and proteins that are scientifically or clinically validated but where a suboptimal half-life, stability and delivery limit their potential therapeutic applications.
Our more advanced ELP preclinical programs include:

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

License, Co-Development and Other Agreements
MedImmune Limited License Agreement
In November 2017, we entered into an exclusive license agreement with MedImmune, a wholly-owned subsidiary of AstraZeneca, or the MedImmune License. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune licensed products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. The in-licensed patent rights are generally directed to antibodies that bind to ticagrelor and methods of use and include two issued patents in the United States, three pending patent applications in the United States and 13 pending foreign applications. The last patent is expected to expire in 2036 without extension. We have the right to sublicense the licensed technology to third parties subject to certain conditions as specified in the MedImmune License. Under the MedImmune License, we grant to MedImmune a worldwide, non-exclusive, royalty-free, irrevocable license and right of reference solely to exploit any drug product containing ticagrelor or any invention, discovery, development or modification with respect to any drug product containing ticagrelor.
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

From the inception of the MedImmune License through December 31, 2019, we have paid $1.6 million under the MedImmune License, related to third-party product storage costs and a milestone payment.
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
In January 2020, in connection with our entering the SFJ Agreement, we entered into an amendment to the exclusive license agreement pursuant to which MedImmune consented to a potential assignment of the MedImmune License and transfer of our business related to PB2452 to SFJ in the event of the occurrence of certain program transfer events, should they ever occur.
Co-Development Agreement for PB2452 with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ will provide us funding to support the global development of PB2452 as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of PB2452. SFJ paid us an initial $10.0 million in March 2020 after we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of PB2452. SFJ will pay us an additional $80.0 million through cost reimbursements followed by six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021, and up to an additional $30.0 million upon the achievement of specified milestones with respect to our clinical development of PB2452.
During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for PB2452 in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for PB2452 in China and Japan and will provide clinical trial operational support in the European Union. We have agreed to use commercially reasonable efforts to conduct and complete our Phase 3 clinical trial of PB2452 and to file a BLA or its foreign equivalent within specified timelines with each of the FDA and the European Medicines Agency, or the EMA. We have formed a joint steering committee with SFJ to oversee and manage the collaboration, including our Phase 3 program and the regulatory process.

Under the terms of the SFJ Agreement, following the FDA approval of a BLA for PB2452, we will pay SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments. If the EMA, or the national regulatory authority in certain European countries, authorizes a marketing approval for PB2452, we will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments. If either the Pharmaceuticals and Medical Devices Agency of Japan, or the PMDA, or the National Medical Products Administration of China, or the NMPA, approves a marketing application for PB2452, we will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments.
Within 120 days following approval of a BLA, or its equivalent, for PB2452 in one of the jurisdictions described above, we have the right, at our option, to make a one-time cash payment to SFJ to buy out all or a portion of the future unpaid approval payments for such jurisdiction (i.e., the U.S. Approval Payments, EU Approval Payments or Japan/China Approval Payments, as applicable) for a price reflecting a mid-single-digit discount rate. Within 120 days following a change of control of our company, we or our successor have the right, at its option, to make a one-time cash payment to SFJ to buy out all or a portion of the future unpaid approval payments in any of the jurisdictions in which a BLA, or its equivalent, for PB2452 was approved prior to the change of control for a price reflecting a mid-single-digit discount rate, provided that SFJ has not previously assigned the right to receive such payments to a third party, in which event we or our successor shall not have such right.
Under the SFJ Agreement, we granted SFJ a security interest in all of the assets we own or control that are necessary for the manufacture, use or sale of PB2452, or PB2452 Intellectual Property. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to the PB2452 Intellectual Property. In addition, we agreed that the security interest granted to SFJ will be a first-priority security interest, subject only to the lien of SVB for our existing indebtedness to SVB.
Upon execution of the SFJ Agreement, we issued to SFJ a ten-year warrant exercisable for 2,200,000 shares of our common stock at an exercise price per share of $6.50. The warrant is exercisable as follows: (i) 1,100,000 shares may be exercised at any time after the effective date of the SFJ Agreement, provided that SFJ may not sell such exercised shares until one year after such effective date, and (ii) the remaining 1,100,000 shares may be exercised at any time at SFJ’s election if the results of our Phase 3 trial meet the interim primary endpoint as set forth in the Phase 3 trial protocol.
In the event that (i) we fail to pay any amounts payable to SFJ under the SFJ Agreement within a specified time period, (ii) we are in default of our obligations, subject to certain exclusions, under the MedImmune License, or (iii) either (a) we determine it is probable that we will be unable to meet our obligations as they become due within one year after the date that our financial statements for the then-current quarter are issued, or available to be issued or (b) a “going concern” footnote is included in any of our financial statements, and, in either case ((a) or (b)), we fail to remedy such going concern condition as specified in the SFJ Agreement, SFJ may elect to have our business related to PB2452 transferred to SFJ. We refer to such events (i), (ii) or (iii) as the Potential Program Transfer Events. If our business related to PB2452 is transferred to SFJ, we will not share in any revenues from the commercialization of PB2452 until SFJ has received a 300% return on its investment in PB2452, after which we will be entitled to a mid-single-digit royalty on net sales of PB2452 in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in PB2452, we will be entitled to a mid-single-digit royalty on net sales of PB2452 in the rest of the world.
The SFJ Agreement expires upon the payment of all approval payments owing to SFJ, unless earlier terminated. The SFJ Agreement may be terminated by us at will at any time after SFJ has paid or incurred a total of $60.0 million of PB2452 development costs and before receipt of any BLA, or its equivalent, approval for PB2452 from the FDA, the EMA, the PMDA or the NMPA. SFJ may terminate the SFJ Agreement (i) upon the occurrence of a material adverse event, as defined in the SFJ Agreement, (ii) upon a change of control of us, (iii) if (a) we are enjoined from further developing or commercializing PB2452 in any of the United States, certain European countries, China, Japan or Hong Kong or (b) the future value of PB2452 is materially adversely affected due to (1) certain third-party patents that would be infringed by the manufacture, use, sale, offer for sale or import of PB2452 in any of the United States, certain European countries or China, Japan or Hong Kong or (2) invalidity or unenforceability of all patent rights controlled by us covering PB2452 as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure in any of the United States, certain European countries, Japan, China or Hong Kong, we refer to each of (a) and (b) as an Adverse Patent Impact, if we do not cure the Adverse Patent Impact within six months of notice from SFJ, or (iv) if SFJ disagrees with certain decisions made by us as part of the joint steering committee. The SFJ Agreement may be terminated by either party (i) upon a material breach of the SFJ Agreement by the other party, (ii) if PB2452 fails to receive regulatory approval from at least one of the FDA, the EMA, the PMDA or the NMPA after completion of the Phase 3 trial of PB2452, submission of BLAs, or their equivalents, to such agencies and the use of commercially reasonable efforts to obtain approval of such BLAs, or their equivalents, (iii) if the Phase 3 trial of PB2452 is completed or terminated and either (a) the primary endpoint in the Phase 3 trial is not achieved or (b) SFJ reasonably determines that the results of the trial do not support regulatory approval, (iv) upon the bankruptcy of the other party, (v) if the independent data monitoring committee for the Phase 3 trial of PB2452 recommends termination of the trial for safety or health reasons or for futility or the parties mutually agree that a material health or safety concern exists, or (vi) upon a breach by the other party involving improper payments or a violation of anti-corruption policies, unless such breach can be cured without having a materially adverse impact on the probability of completing clinical trials of PB2452 or obtaining regulatory approval for PB2452.
In certain instances, upon the termination of the SFJ Agreement, we will be obligated to pay SFJ a multiple of the amounts paid or incurred by SFJ under the SFJ Agreement, including specifically:

•
300% of such amounts (1) in the event that SFJ terminates the SFJ Agreement due to a material uncured breach of the SFJ Agreement by us or our bankruptcy, (2) if we terminate the SFJ Agreement at will prior to the first regulatory approval of PB2452, or (3) if the SFJ Agreement is terminated due to a safety concern and such termination either (a) arose from our gross negligence, or (b) is due to a serious safety issue that was known to us on the date of the SFJ Agreement but the data demonstrating such serious safety issue were not disclosed to SFJ or publicly known prior to the date of the SFJ Agreement;

•
150% of such amounts if SFJ terminates the SFJ Agreement (1) upon a change of control of us or (2) upon a breach involving improper payments or a violation of anti-corruption policies by us, unless such breach can be cured without having a materially adverse impact on the probability of completing clinical trials of PB2452 or obtaining regulatory approval for PB2452;

•	100% of such amounts in the event of a termination due to an Adverse Patent Impact; and

•
100% of such amounts (plus an amount reflecting interest on such amounts) at an annual rate of 25% in the event of termination by SFJ due to disagreement with certain decisions made by us as part of the joint steering committee.

In addition, if following termination of the SFJ Agreement we continue to develop PB2452 and obtain BLA, or its equivalent, approval in the United States, the European Union, Japan or China, we will make the applicable approval payments for such jurisdiction to SFJ as if the SFJ Agreement had not been terminated, less any payments made upon termination, except that if we terminate the SFJ Agreement for SFJ’s failure to make any payment to us when due, or SFJ terminates the SFJ Agreement due to a material adverse event, as defined in the SFJ Agreement, then our obligation to make such approval payments would be reduced by 50%.
Duke License Agreement
In October 2006, we entered into an exclusive license agreement, which was most recently amended in April 2019, with Duke, or the Duke License. Pursuant to the Duke License, Duke granted to us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products or processes covered by the Duke License, or the Duke licensed products, relating to ELPs. The in-licensed patent rights are generally directed to providing extended exposure for proteins and peptides administered through subcutaneous injections and include 13 registered patents in the United States, 12 registered patents in foreign jurisdictions, four pending patent applications in the United States and six pending foreign applications. The last patent is expected to expire in 2030 without extension.
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
From the inception of the Duke License through December 31, 2019, we have incurred royalty costs of $0.3 million under the Duke License. As of May 2017, Duke is required to pay us a percentage of revenue that it receives from granting a license or sublicense with respect to certain products covered under the Duke License. As of December 31, 2019, Duke has not paid us any of such fees. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional non-royalty payments we receive.
The Duke License requires us to use commercially reasonable efforts to develop, obtain and maintain regulatory approval for and commercialize the Duke licensed products according to a particular development schedule throughout the term of the Duke License. We are required to apply for, prosecute and maintain all United States and foreign patent rights under the Duke License. In addition, our rights under the Duke License are not assignable without the prior written consent of Duke, except to a third-party acquirer by our merger or sale of our stock or assets, or to an affiliate of our company.
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
Viamet Asset Purchase Agreement
In January 2020, we entered into an asset purchase agreement, or the PB6440 Agreement, with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to PB6440, the Sellers’ proprietary CYP11B2 inhibitor compound (formerly known as SE-6440 or VT-6440) and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, the Compounds. The acquired patent rights include 19 issued or pending United States and foreign patents and patent applications, with the last issued patent acquired expected to expire in 2037. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound, and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances.

Manufacturing
Our large molecule clinical and preclinical product candidates PB2452, PB1046 and our ELP preclinical and research and development pipeline candidates are currently manufactured using a microbial expression system. Our manufacturing utilizes a straight-forward E. coli fermentation process with a simple column chromatography-based purification process. Our small molecule candidate, PB6440 is manufactured through chemical synthesis. We believe that these manufacturing processes will enable our product candidates to be manufactured efficiently for clinical and commercial applications. We do not have any cGMP manufacturing facilities. Instead, we utilize third parties for the cGMP manufacture of our product candidates for clinical trials, and we intend to continue to use third parties in the near term for the future clinical development and, if they are approved, commercial manufacture of our drug products. Our contract manufacturers are FDA-inspected establishments that have a history of supplying products to the pharmaceutical industry in accordance with cGMP.
PB2452
PB2452 bulk drug substance, provided to us pursuant to the MedImmune License, was filled and released for use in our initial clinical trials. The PB2452 drug substance was manufactured by Wacker Biotech GmbH, or Wacker, a third-party contract manufacturer, utilizing Wacker’s proprietary E. coli strain. Manufacturing has continued at Wacker to generate drug supply for our ongoing clinical trials. We have also engaged BioVectra, Inc., or BioVectra, to serve as our contract manufacturer of PB2452 for our ongoing clinical trials. We intend to engage BioVectra for commercial-scale production of PB2452, if approved. As we advance PB2452 through clinical development, we may establish additional supply agreements for the manufacture of PB2452 in order to meet our expected needs for potential commercial demand.
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
PB6440
PB6440 is a small molecule candidate manufactured through chemical synthesis. Third-party manufacturers will perform the cGMP manufacturing of the drug. As we advance PB6440 through development, we intend to establish additional supply agreements and/or technology transfer agreements in order to meet our expected needs for future clinical trials and potential commercial demand.
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
PB2452
There are currently no other known reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. Upon approval, PB2452 would be the only therapeutic agent available for specific reversal of ticagrelor. As a result, market acceptance of PB2452, if approved, will depend heavily on the continued market acceptance and use of ticagrelor. Ticagrelor competes against other commercially available antiplatelet therapies, including other P2Y12 receptor antagonists, many of which are available as generic drugs and are therefore currently significantly less expensive than ticagrelor. New antiplatelet therapies may also be developed in the future, including other reversible P2Y12 receptor antagonists and other antiplatelet therapies, which could also have reversal agents, that could displace ticagrelor as the preferred antiplatelet agent for ACS.
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
PB6440
Although we anticipate that PB6440 may be used as a complement to patients’ existing antihypertensive therapies, we expect to compete with existing generic treatments for hypertension that target the mineralocorticoid receptor. In addition to the currently approved mineralocorticoid receptor antagonists, eplerenone and spironolactone, we are also aware of a number of therapies in clinical development for the treatment of resistant hypertension with which PB6440 would compete if approved including:

•	Aprocitentan, orally active dual endothelin receptor antagonist that is being developed by Janssen Biotech;

•	Firibastat, a selective and specific inhibitor of Aminopeptidase A being developed by Quantum Genomics; and

•	CIN-107, an aldosterone synthase inhibitor being developed by Cincor Pharmaceuticals.
Intellectual Property
Our commercial success depends in part upon our ability to obtain and maintain proprietary protection for PB2452, PB1046, PB6440 and future product candidates and related discoveries and our ELP technology; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our ELP technology, our product candidates and other proprietary technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.
The term of individual patents varies depending on the date of filing of the patent application and the legal term of patents in the countries in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted a term of 20 years from the earliest filing date of a non-provisional application. In addition, in certain instances, a patent term can be adjusted to recapture a portion of the delay by the United States Patent and Trademark Office in issuing the patent. In addition, a patent term may be extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. The patent term extension based upon delay by the FDA can be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug or a method for using it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically in countries that we file, the patent term is 20 years from the earliest filing date of a non-provisional patent application. However, the actual protection afforded by a patent varies on a product-by-product basis and from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
As of December 31, 2019, our patent estate contained at least 19 patent families that we own or in-license that protect various aspects of our ELP technology or our product candidates. We own or have rights in 22 United States patents, over 18 United States patent applications, over 60 foreign patents and over 60 foreign patent applications.
PB2452
With regard to PB2452, we in-licensed one patent family. As of December 31, 2019, this patent family includes two issued United States patents with composition of matter claims covering PB2452 that are expected to expire in 2035 and 2036 without taking patent term extensions into account, three pending United States patent applications and 13 pending foreign applications, that if issued, would expire in 2035.
PB1046
As of December 31, 2019, our portfolio of owned and in-licensed patents and patent applications relating to PB1046 consists of six issued patents in the United States, five pending applications in the United States, 48 granted foreign patents and 16 pending foreign applications with claims directed to compositions of matter covering PB1046 and methods of use thereof, including use in PAH, cystic fibrosis and cardiomyopathy associated with DMD, that we expect to expire between 2027 and 2036, without taking patent term extensions into account.

PB6440
Upon acquiring the intellectual property rights of PB6440 in January 2020, we acquired three patent families relating to aldosterone synthase inhibitors, which consist of two granted patents in the United States, two pending applications in the United States and 14 pending foreign applications. The granted United States patents are expected to expire in 2037 without taking patent term extensions into account.
ELP Technology
As of December 31, 2019, we owned two patent families relating to our ELP technology, which consist of one granted patent in the United States, one pending application in the United States and six pending foreign applications. The granted patent expires in 2021 without taking patent term extensions into account.
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
The federal civil and criminal false claims laws, including the False Claims Act, which prohibit, among other things, any individual or entity from knowingly presenting or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the United States government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.
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
We are also subject to additional federal laws, such as the United States Foreign Corrupt Practices Act, or the FCPA, which prohibits, any United States individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. In many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers would be subject to regulation under the FCPA. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.
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
Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our product candidates, to the extent that customers who are prescribed our product candidates, if approved, are not separately reimbursed for the cost of the product candidates. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and introduced a merit-based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. The ACA, among other things: (1) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (2) expanded the entities eligible for discounts under the 340B drug pricing program; (3) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (4) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (5) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (6) introduced a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (7) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.
There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas United States District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted two petitions to review the ruling of the 5th Circuit, and a decision is expected sometime in 2021. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and, implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS's policy change that was effective January 1, 2019. Although these and other measures may require additional authorization to become effective, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Employees
As of December 31, 2019, we had approximately 40 employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Since our inception, we have incurred significant net losses. Our net loss was $39.2 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $162.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, private placements of convertible debt and convertible preferred stock and borrowings under our term loan. In future periods we expect to receive up to $120.0 million from the SFJ Agreement. We have no products approved for commercialization and have never generated any revenue from product sales.
We have devoted substantially all of our financial resources and efforts to the development of our clinical and preclinical product candidates and our proprietary half-life extending elastin-like polypeptide, or ELP, technology, including conducting preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing clinical trials of PB2452 and PB1046, as well as initiate and complete additional clinical trials, as needed;

•	seek to expand our geographical reach through the SFJ Agreement and the corresponding clinical development support fees that we will incur;

•	pursue regulatory approvals for PB2452 as a reversal agent for the antiplatelet drug ticagrelor and PB1046 for the treatment of PAH;

•	develop PB6440 for treatment-resistant hypertension;

•	seek to discover and develop additional clinical and preclinical product candidates;

•	scale up our clinical and regulatory capabilities;

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
We commenced operations in 2002, and our operations to date have been largely focused on raising capital and developing our clinical and preclinical product candidates and our proprietary ELP half-life extending technology, including undertaking preclinical studies and conducting clinical trials. To date, we have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so.
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we complete our ongoing clinical trials of our product candidates, initiate future clinical trials of our product candidates, seek marketing approval for PB2452 as a ticagrelor reversal agent and PB1046 for the treatment of PAH, develop PB6440 for treatment-resistant hypertension and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for PB2452, PB1046, PB6440 or any other product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company.
As of December 31, 2019, we had cash and cash equivalents of $74.0 million. We believe that our existing cash and cash equivalents as of December 31, 2019, in addition to the $10.0 million received in March 2020 and the $80.0 million in anticipated proceeds that we will receive pursuant to the SFJ Agreement, will be sufficient to fund our operating expenses and capital requirements into the second half of 2021. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing and planned future clinical trials of PB2452 and PB1046 and our development of PB6440 and other preclinical programs;

•	the timing and amount of any payments we receive under the SFJ Agreement;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;

•	the extent to which we develop, in-license or acquire other product candidates and technologies;

•	the number and development requirements of other product candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;

•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	our ability to establish collaborations to commercialize PB1046 in the United States;

•	our ability to establish collaborations to commercialize PB2452, PB1046, PB6440 or any of our other product candidates outside the United States; and

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.
We will require additional capital to commercialize PB2452, PB1046 and PB6440. If we receive regulatory approval for either of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. Except with respect to the funding obligations pursuant to the SFJ Agreement, we do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, under the SFJ Agreement, we granted SFJ a first-priority security interest in all of our assets related to PB2452, subject only to the lien of SVB for existing indebtedness to SVB. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to intellectual property related to PB2452. Similarly, our loan and security agreement with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver, is secured by a security interest in substantially all of our current and future assets. We are also obligated to comply with various other customary covenants, including restrictions on our ability to encumber our intellectual property assets. The security interests granted to SFJ, SVB and WestRiver may preclude future debt financing or make the terms of such financings less favorable.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
If we receive regulatory approval for PB2452, or if the SFJ Agreement is terminated, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the SFJ Agreement, SFJ could exercise its remedies as a holder of a first-priority security interest in our assets and our business could be materially harmed.
On January 9, 2020, we entered into the SFJ Agreement, pursuant to which SFJ will provide up to $120 million to support the global development of PB2452. If we receive regulatory approval for PB2452 as a reversal agent for the antiplatelet drug ticagrelor, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. Our ability to make these required payments depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to meet our obligations under the SFJ Agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ. We have granted SFJ a first-priority security interest in all of our assets related to PB2452, subject only to the lien of SVB for existing indebtedness to SVB. If we are unable to meet our payment obligations to SFJ, SFJ may exercise its remedies as a holder of a first-priority security interest, which would result in a loss of our assets and our business would be materially harmed.
In addition, in the event that (i) we fail to pay any amounts payable to SFJ under the SFJ Agreement within a specified time period, (ii) we are in default of our obligations (subject to certain exclusions) under the MedImmune License or (iii) either (a) we determine it is probable that we will be unable to meet our obligations as they become due within one year after the date that our financial statements for the then-current quarter are issued, or available to be issued or (b) a “going concern” footnote is included in any of our financial statements, and, in either case ((a) or (b)), we fail to remedy such going concern condition as specified in the agreement, SFJ may elect to have our business related to PB2452 transferred to SFJ. If our business related to PB2452 is transferred to SFJ, we will not share in any revenues from the commercialization of PB2452 until SFJ has received a 300% return on its investment in PB2452, after which we will be entitled to a mid-single-digit royalty on net sales of PB2452 in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in PB2452, we will be entitled to a mid-single-digit royalty on net sales of PB2452 in the rest of the world.
In the event that the SFJ Agreement is terminated, we will be obligated to make substantial payments to SFJ. If following termination of the SFJ Agreement we continue to develop PB2452 and obtain BLA approval in the United States, the European Union, Japan or China, we will be obligated to pay applicable approval payments for any such jurisdiction to SFJ as if the SFJ Agreement had not been terminated, less any payments made upon termination, except in limited circumstances. Further, if our business related to SFJ is transferred to SFJ in the event that we breach certain provisions of the SFJ Agreement, we will not share in any revenues from the commercialization of PB2452 until SFJ has received an at least 300% return on its investment in PB2452. See “Business - License, Co-Development and Other Agreements - Co-Development Agreement for PB2452 with SFJ Pharmaceuticals.” Such payment obligations could have significant consequences for our stockholders and our business, results of operations and financial condition and could force us to delay or terminate development of PB2452 or other product candidates.
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
We currently have no products that are approved for commercial sale. We currently have only two clinical-stage product candidates, PB2452 and PB1046. To date, we have not yet conducted any pivotal clinical trials. We have not completed the development of any product candidates, and we may never be able to develop marketable products.
We have invested substantially all of our efforts and financial resources in the development of our clinical and preclinical product candidates and our proprietary ELP technology. Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of PB2452, PB1046, PB6440 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

•	timely and successful completion of preclinical studies and clinical trials;

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

•	successful enrollment and completion of clinical trials;

•	with respect to PB2452, the success of our collaboration with SFJ;

•	successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for any of our product candidates that receive regulatory approval;

•	receipt of timely marketing approvals from applicable regulatory authorities;

•	launching commercial sales of products, if approved;

•	acceptance of our products, if approved, by patients, the medical community and third-party payors, for their approved indications;

•	the prevalence and severity of adverse events experienced with PB2452, PB1046, PB6440 or any other product candidates;

•
the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop, specifically, alternative antiplatelet therapies to ticagrelor, including therapies that may be developed with a reversal agent, alternative reversal agents for ticagrelor or alternative treatments for PAH or treatment-resistant hypertension;

•	our ability to produce PB2452, PB1046, PB6440 or any other product candidates we develop on a commercial scale;

•
obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;

•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs, and complying effectively with other procedures; and

•	maintaining a continued acceptable safety, tolerability and efficacy profile of the products following approval.
If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for PB2452, PB1046, PB6440 or any other product candidate we develop, we may not be able to continue our operations.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. PB2452 and PB1046 are currently our only clinical-stage product candidates. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for PB2452, PB1046, PB6440 or any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA, or a new drug application, or NDA, from the FDA. To date, we have only had limited discussions with the EMA and other comparable foreign authorities regarding regulatory approval for PB2452, PB1046 or any other product candidate outside of the United States.
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
We have invested a significant portion of our time and financial resources in the development of our clinical and preclinical product candidates, including PB2452, PB1046 and PB6440. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize PB2452, PB1046, PB6440 and any future product candidates in a timely manner.
Even if we eventually complete clinical testing and receive approval of a BLA, NDA or foreign marketing application for PB2452, PB1046, PB6440 or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.
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
The FDA’s accelerated approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. Based on feedback from the FDA, our strategy is to use an accelerated approval pathway that may require that our Phase 3 clinical trial of PB2452 be ongoing at the time of BLA approval. To support our BLA submission for accelerated approval, the FDA recommended an interim analysis of biomarker data from an initial subset of 100 patients, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure, in our Phase 3 trial, together with safety data from our Phase 2 clinical trials. After we submit our BLA with data from the first 100 patients, we intend to complete the Phase 3 trial and establish a post-approval registry in accordance with FDA requirements. If the FDA requires the completion of the Phase 3 trial prior to the submission of a BLA, the development and commercialization timeline of PB2452 will be delayed. Further, the FDA may determine that the trials conducted by us were insufficient to support approval for all or some of the proposed indications, require us to conduct extensive post-approval studies or require us to make modifications to our ongoing Phase 3 clinical trial after approval and marketing.
Clinical product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs and experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
In order to obtain FDA approval to market a new biological or drug product we must demonstrate proof of safety, purity and efficacy in humans. The risk of failure for product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety, purity, potency, and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing or at any time during the trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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
We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, EMA or other regulatory agencies to market PB2452, PB1046, PB6440 or any future product candidate. Carrying out pivotal clinical trials is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. See “— Risks Related to our Dependence on Third Parties —We will rely on third parties to conduct our future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.” In particular, pursuant to the SFJ Agreement, SFJ will have primary responsibility for clinical development and regulatory activities for PB2452 in China and Japan and will provide clinical trials operational support in the European Union. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA or NDA submission and approval of PB2452, PB1046, PB6440 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.
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

•
potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;

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
We are developing PB2452 as a ticagrelor reversal agent for the treatment of patients on ticagrelor with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. If previously unknown safety risks related to ticagrelor are discovered that would affect its use as an antiplatelet therapy, or if market acceptance of ticagrelor significantly changes, we may pause or stop development of PB2452, which would significantly and adversely affect our business prospects.
ELP is a novel technology, which makes it difficult to predict the time, risks and cost of development and of subsequently obtaining regulatory approval of our ELP product candidates.
PB1046 and certain other preclinical product candidates are based on our proprietary ELP technology. Some of our future success depends on the successful development of this technology and products based on it. To our knowledge, no regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using our novel ELP technology. We may never receive approval to market and commercialize any product candidate that utilizes ELP.
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
We may be unable to obtain or maintain orphan drug designations or exclusivity for PB1046 or other product candidates, which could limit the potential profitability of such product candidates.
Regulatory authorities in some jurisdictions, including the United States, designate drugs intended for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Generally, a product that has orphan drug designation and subsequently receives the first FDA approval for the disease for which it has such designation is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.
The FDA has granted two orphan drug designations for PB1046: one for the treatment of PAH and a second for cardiomyopathy associated with DMD. We may seek orphan drug designation for future indications for PB1046 or for other product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer or more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Breakthrough Therapy designation by the FDA and PRIME designation by the EMA for PB2452, or any other product candidate, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive marketing approval.
We have received a Breakthrough Therapy designation for PB2452 for the reversal of ticagrelor's antiplatelet activity and may, in the future, apply for Breakthrough Therapy designation for other product candidates. A Breakthrough Therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.
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
Access to the PRIME initiative is granted by the EMA to support the development and accelerate the review of new therapies to treat patients with unmet medical need. The receipt of this access for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional EMA procedures and, in any event, does not assure ultimate approval by the EMA. In addition, even though PB2452 has been granted access to PRIME, the EMA may later decide that it no longer meets the conditions for such access.
We may not be successful in our efforts to increase our pipeline of product candidates, including by pursuing additional indications for our current product candidates or in-licensing or acquiring additional product candidates for other diseases.
A key element of our strategy is to build and expand our pipeline of product candidates, including by developing PB1046 for the treatment of other orphan conditions, and PB6440 for treatment-resistant hypertension and identifying other product candidates using our ELP technology. In addition, we may in-license or acquire additional product candidates for other diseases. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of PB2452 as a ticagrelor reversal agent, PB1046 for the treatment of PAH and PB6440 for treatment-resistant hypertension. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for PB1046 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China and to cause a severe respiratory illness now known as COVID-19. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries, including countries in which we have ongoing and planned clinical trials. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe, Canada and other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. We may experience disruptions due to the COVID-19 pandemic that could severely impact our business and clinical trials, including:

•	delays, difficulties or a suspension in enrolling patients in our ongoing and planned clinical trials;

•	delays, difficulties or a suspension in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	interruptions in our ability to manufacture and deliver drug supply for trials;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; and

•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

For our clinical trials that are planned to be conducted at sites in countries that are experiencing heightened impact from COVID-19, in addition to the risks listed above, we may also experience the following adverse impacts:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•
changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in these affected geographies.

As we advance our clinical programs for PB2452 and PB1046 with site activations and patient enrollment, we remain in close contact with our CROs, clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trials and current timelines and to consider whether we can implement appropriate mitigating measures to help to lessen such impacts. At this time, however, we cannot currently fully forecast the scope of impacts that COVID-19 may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results. To date, we have temporarily paused enrollment of new patients in the PB1046 Phase 2b clinical trial as a precaution to minimize potential exposure of this patient population at high risk of serious illness from COVID-19. Although we have been targeting to report results from this trial in the fourth quarter of 2020, we believe that the COVID-19 outbreak will temporarily prevent us from being able to initiate new trial sites and enroll new patients, likely delaying our ability to report the results of this trial into 2021.
The global COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact our business and clinical trials will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

Following the result of a referendum in 2016, the United Kingdom, or UK, left the European Union, or EU, on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to by the UK and the EU, the UK will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the UK and the EU are expected to continue in relation to the customs and trading relationship between the UK and the EU following the expiry of the Transition Period.
Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the UK will no longer be covered by the centralized procedures for obtaining EU-wide marketing and manufacturing authorizations from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products will be required in the UK, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK or the EU and limit our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.
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

•	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;

•	our ability to hire and retain a sales force in the United States;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement for PB2452, PB1046, PB6440 and any other product candidates, once approved;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our products together with other medications.
If we are unable to establish sales, marketing and distribution capabilities for PB2452, PB1046, PB6440 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.
We do not have sales or marketing infrastructure. To achieve commercial success for PB2452, PB1046, PB6440 or any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
There are currently no other known reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. Upon approval, PB2452 would be the only therapeutic agent available for specific reversal of ticagrelor. There can be no assurance that competitors will not seek to develop a competing product. Moreover, the success of PB2452, if approved, will be dependent on the continued success of ticagrelor. See “—Market acceptance of PB2452, if approved, will depend heavily on the continued market acceptance and use of ticagrelor.”
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
We are aware of several other products and product candidates as potential treatments for treatment-resistant hypertension that could compete with PB6440. Although we anticipate that PB6440 may be used as a complement to patients’ existing antihypertensive therapies, we expect to compete with existing generic treatments for hypertension that target the mineralocorticoid receptor. In addition to the currently approved mineralocorticoid receptor antagonists, eplerenone and spironolactone, we are also aware of a number of therapies in clinical development for the treatment of resistant hypertension with which PB6440 would compete if approved.
In addition, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than PB2452, PB1046, PB6440 or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
The success of PB2452 as a ticagrelor reversal agent, PB1046 for the treatment of PAH, PB6440 for treatment-resistant hypertension or any future product candidate, will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.
We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for PB2452 as a ticagrelor reversal agent, PB1046 for the treatment of PAH, PB6440 for treatment-resistant hypertension and/or procedures utilizing PB2452, PB1046, PB6440 or any other product candidate, and the extent to which patients will be willing to pay out-of-pocket for such products and procedures, in the absence of reimbursement for all or part of the cost. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. Even if the procedure using our product is covered, third-party payors, such as Medicare, Medicaid, managed care organizations, and private health insurers, may package the cost of the drug into the procedure payment and not separately reimburse the physician for the costs associated with our product. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products once approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.
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

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. An example of payment rate updates occurs in the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and introduced a merit-based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models and the Merit-based Incentive Payment System. In November 2019, CMS issued a rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Any resulting decrease in payment under the merit-based reimbursement system may adversely affect our revenue and results of operations. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our product candidates or lowers reimbursement for procedures using our products could harm our business.
Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our products are used under any foreign reimbursement system.
There can be no assurance that PB2452, PB1046, PB6440 or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.
The market for PB2452, PB1046, PB6440 or any other product candidates may be smaller than we expect.
Our estimates of the potential market opportunity for PB2452, PB1046, PB6440 or any other product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research reports. These assumptions include, for PB2452, the number of patients on ticagrelor who will experience uncontrolled major or life-threatening bleeding or who will require urgent surgery or an invasive procedure; for PB1046, the number of patients with PAH; and for PB6440, the number of patients with treatment-resistant hypertension, as well as the estimated reimbursement levels for each product candidate if approved. However, there can be no assurance that any of these assumptions are, or will remain, accurate. If the actual market for PB2452, PB1046, PB6440 or for any other product candidates we may develop is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.
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
Risks Related to Our Dependence on Third Parties
We rely on third parties to conduct a significant portion of our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
To date, we have generally engaged CROs to conduct our ongoing clinical trial of PB2452 and to assist in conducting portions of our ongoing clinical trial of PB1046. We expect to engage CROs for future clinical trials for PB2452, PB1046, PB6440 or other product candidates that we may progress to clinical development. In addition, pursuant to the SFJ Agreement, SFJ will have primary responsibility for clinical development and regulatory activities for PB2452 in China and Japan and will provide clinical trials operational support in the European Union. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic.
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
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of PB2452, PB1046, PB6440 or any other product candidates.
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
We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of PB2452, PB1046, PB6440 and any other product candidates that we may pursue, for clinical development as well as for commercial manufacture of PB2452, PB1046, PB6440 and any other product candidates which we may pursue, if we receive marketing approval. We also rely on a proprietary E. coli strain owned by Wacker Biotech GmbH, or Wacker, which we have licensed for the production of PB2452. Our reliance on Wacker’s E. coli strain increases the risk that we will not have sufficient quantities of PB2452 or be able to obtain quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts. We will continue to rely on Wacker to manufacture our clinical supply of PB2452 for our ongoing clinical trials. We have also engaged BioVectra, another cGMP contract manufacturer, for our ongoing clinical trials and we intend to use BioVectra for commercial production of PB2452, if approved.
With respect to PB2452, to date we have only relied upon Wacker for manufacture of drug substance for use in our initial clinical trials. As we scale our manufacturing of PB2452 to meet potential commercial demand, if PB2452 is approved, we have initiated a technology transfer of our current manufacturing process for PB2452 to BioVectra. We have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and intend to engage BioVectra to manufacture commercial supply of PB2452, if approved. We will need to perform analytical and other tests to demonstrate that the new materials produced by Wacker, BioVectra, or any other future third-party manufacturer that we engage, are comparable in all respects to the product utilized in our previous clinical trials. There is no assurance that any such product will pass the required comparability testing, that any other future third-party manufacturer that we engage will be successful in producing PB2452 or that any materials produced by Wacker, BioVectra or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials used in our previous clinical trials. Moreover, if supplies are interrupted or produced in poor yield or quality, it would materially harm our business. BioVectra will be required to scale up the manufacturing process to meet our future needs of PB2452 for later-stage clinical development and, if approved, commercialization. If BioVectra is unable to successfully scale up the manufacturing process, we would need to find alternative manufacturing facilities or an alternative manufacturing process, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and which could adversely affect the clinical development of PB2452.
We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of PB2452, PB1046, PB6440 and any other product candidates for which we obtain marketing approval. The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA or other regulatory authorities after we submit our BLA or comparable marketing application to the FDA or other regulatory authority.

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
We may be unable to enter into any agreements with future third-party manufacturers or to do so on acceptable terms. Even if we enter into such agreements, qualifying and validating such manufacturers may take a significant period of time and reliance on third-party manufacturers entails additional risks, including:

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
Our product candidates, and any drugs that we may develop, may compete with other product candidates and drugs for access to manufacturing facilities. The performance of our third-party manufacturers may also be interrupted by production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic. There are no assurances we would be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us in a timely manner. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.
We are collaborating with SFJ for the development of PB2452, and we may seek additional collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
We are collaborating with SFJ for the development of PB2452. We may seek additional third-party collaborators for the development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any such arrangements include regional and national pharmaceutical companies and biotechnology companies. If we enter into any additional such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If SFJ or any future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.
We may seek to establish additional collaborations, and if we are unable to do so, we may have to alter our development and commercialization plans.
Our product development programs and the potential commercialization of our product candidates will require substantial additional capital. We are collaborating with SFJ for the development of PB2452. For our other product candidates, we may decide to establish additional collaborations with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.
We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.
We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue.
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
As of the date of this Annual Report on Form 10-K, our patent estate contained at least 19 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 22 United States patents, 18 United States patent applications, over 60 foreign patents and over 60 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and if we do not obtain protection under the Hatch-Waxman Amendments and similar non-United States legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.
Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced and could have a material adverse effect on our business.
If we fail to comply with our obligations in our current and future intellectual property licenses with third parties or the SFJ Agreement, we could lose rights that are important to our business.
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
Licenses to additional third-party technology and materials that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition. Although we control the prosecution, maintenance and enforcement of the licensed and sublicensed intellectual property relating to PB2452, we may require the cooperation of our licensors and any upstream licensor, which may not be forthcoming. Therefore, we cannot be certain that the prosecution, maintenance and enforcement of these patent rights will be in a manner consistent with the best interests of our business. If we or our licensor fail to maintain such patents, or if we or our licensor lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future. Further, if we fail to comply with our development obligations under our license agreements, we may lose our patent rights with respect to such agreement on a territory-by-territory basis, which would affect our patent rights worldwide.
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

Further, we have granted SFJ a security interest in all of our assets related to PB2452, pursuant to the SFJ Agreement. If we are unable to meet our payment obligations to SFJ, SFJ may exercise its remedies as a holder of a first priority security interest, which would result in a loss of our PB2452 intellectual property rights and our business would be materially harmed.
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
For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act included a number of significant changes to United States patent law. These included provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contained new statutory provisions that require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. It is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future patents. Further, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have owned or licensed or that we might obtain in the future. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.
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
Competitors may infringe the patents we have applied for. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that the patent claims we are asserting are invalid and/or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-

examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse impact on our business.
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
As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize PB2452, PB1046, PB6440 or any future product candidates. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such United States patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

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
If we rely on third parties to manufacture or commercialize PB2452, PB1046, PB6440 or any future product candidates, or if we collaborate with additional third parties for the development of PB2452, PB1046, PB6440 or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.
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
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and/or applications and any patent rights we may obtain in the future. Furthermore, the USPTO and various non-United States government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse of a patent or patent application can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patents or patent applications, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market, which could have a material adverse effect on our business.
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

•
the federal civil and criminal false claims laws, including, without limitation, the federal False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the United States federal government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses;

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

•
the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (1) payments or other “transfers of value’’ made to physicians, as defined by such law, and teaching hospitals, and (2) ownership and investment interests held by physicians and their immediate family members; and

•
state and foreign law equivalents of each of the above federal laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect on May 25, 2018, imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. In addition, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

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
Even if we obtain regulatory approval for PB2452, PB1046, PB6440 or any future product candidates, they will remain subject to ongoing regulatory oversight.
Even if we obtain any regulatory approval for PB2452, PB1046, PB6440 or any future product candidates, such product candidates, once approved, will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submitting of safety and other post-market information, among other things. Any regulatory approvals that we receive for PB2452, PB1046, PB6440 or any future product candidates may also be subject to a risk evaluation and mitigation strategy, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing, including Phase 4 trials, and in the event that we receive accelerated approval of PB2452, the completion of a Phase 3 trial, and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.
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
In addition, drug manufacturers are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or NDA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that drug, a regulatory authority may impose restrictions relative to that drug, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the drug from the market or suspension of manufacturing.
If we fail to comply with applicable regulatory requirements following approval of PB2452, PB1046, PB6440 or any future product candidates, a regulatory authority may:

•	issue an untitled letter or warning letter asserting that we are in violation of the law;

•	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending BLA, NDA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;

•	restrict the marketing or manufacturing of the drug;

•	seize or detain the drug or otherwise require the withdrawal of the drug from the market;

•	refuse to permit the import or export of product candidates; or

•	refuse to allow us to enter into supply contracts, including government contracts.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize PB2452, PB1046, PB6440 or any future product candidates and harm our business, financial condition, results of operations and prospects.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. The ACA, among other things: (1) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (2) expanded the entities eligible for discounts under the 340B drug pricing program; (3) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (4) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (5) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (6) introduced a new Medicare Part D coverage gap discount program in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (7) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.
There remain judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas United States District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a plan to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has started soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS's policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The Trump administration has also taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be interpreted and implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for PB2452, PB1046, PB6440 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•	additional clinical trials to be conducted prior to obtaining approval;

•	changes to manufacturing methods;

•	recalls, replacements, or discontinuance of one or more of our products; and

•	additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of PB2452, PB1046, PB6440 or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.
Our business activities will be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.
As we expand our business activities outside of the United States, including our clinical trial efforts, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
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
As of December 31, 2019, we had approximately 40 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our stock price has been, and may continue to be, volatile. Since our IPO, our common stock has traded at prices ranging from $2.55 to $16.65 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	the commencement, enrollment or results of our clinical trials of PB2452, PB1046, PB6440 or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•
any delay in our regulatory filings for PB2452, PB1046, PB6440 or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results from, delays in or termination of clinical trials;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	unanticipated serious safety concerns related to the use of PB2452, PB1046, PB6440 or any other product candidate;

•	changes in financial estimates by us or by any equity research analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	progress under our collaboration with SFJ for the development of PB2452;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel;

•	overall performance of the equity markets;

•	trading volume of our common stock;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the structure of healthcare payment systems;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.
The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
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
Additionally, the holders of approximately 7.0 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We have broad discretion over the use of our cash and cash equivalents, including the net proceeds from our recent public offerings. You may not agree with our decisions, and our use of these cash and cash equivalents may not yield any return on your investment. We expect to use our existing cash and cash equivalents to advance PB2452, PB1046 and PB6440, fund development of our ELP technology and preclinical programs and for working capital and general corporate purposes. In addition, we may use a portion of our cash and cash equivalents to pursue our strategy to in-license or acquire additional product candidates. Our failure to apply our cash and cash equivalents effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these cash and cash equivalents. You will not have the opportunity to influence our decisions on how to use these cash and cash equivalents.
New or future changes to tax laws could materially adversely affect our company.
On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act, which significantly revises the United States Internal Revenue Code of 1986, as amended. Future guidance from the United States Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our United States operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future United States tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.
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
At December 31, 2019, we had federal and state net operating loss, or NOL, carryforwards of $149.0 million, $153.4 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022, unless previously utilized. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the Tax Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.
You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the SFJ Agreement preclude us from paying dividends, and any existing or future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease 16,000 square feet of research and development and administrative space in Malvern, Pennsylvania, pursuant to a lease agreement that expires in September 2023. We also lease 4,000 square feet of administrative space in San Diego, California, pursuant to a lease agreement that expires in October 2022. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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
Holders of Record
As of March 26, 2020, we had 56 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.
Unregistered Sales of Equity Securities
In October 2019, in connection with our existing term loan, we issued to each of Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P. warrants to purchase an aggregate of 12,131 shares of common stock with an exercise price of $3.88. The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act.
In January 2020, in connection with the execution of the SFJ Agreement, we issued to SFJ a ten-year warrant exercisable for 2,200,000 shares of common stock with an exercise price of $6.50. The issuance of this warrant was exempt from registration under Section 4(a)(2) of the Securities Act.
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
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases, with an initial focus on cardiopulmonary indications. Our lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which we are developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Based on feedback from the FDA we intend to seek approval of PB2452 in the United States through an accelerated approval process. In our completed Phase 2a clinical trial of PB2452, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours.
We are developing PB2452 with SFJ pursuant to the SFJ Agreement. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of PB2452. During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for PB2452 in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for PB2452 in China and Japan and will provide clinical trials operations support in the European Union.
The FDA granted Breakthrough Therapy designation for PB2452 in April 2019. The EMA granted PB2452 PRIME designation in February 2020. Based on feedback from the FDA, we intend to submit a BLA for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our Phase 3 trial, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure. We recently commenced our pivotal Phase 3 clinical trial. Based on an 18-month estimated enrollment timeline for the first 100 patients in the Phase 3 trial, we are targeting to submit our BLA for PB2452 in the second half of 2022. To support full approval for patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure, the FDA recommended enrollment of 200 total patients in the Phase 3 trial. After we submit our BLA with data from the first 100 patients, we intend to complete the Phase 3 trial and establish a post-approval registry in accordance with FDA requirements. The CHMP of the EMA has also generally agreed with our proposed development plan for PB2452.
Our second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of PAH. PB1046 utilizes our ELP technology, which also serves as an engine for our preclinical pipeline. We have temporarily paused enrollment of new patients in this trial as a precaution to minimize potential exposure of this patient population at high risk of serious illness from COVID-19. However, we have also informed investigators that they may continue dosing PB1046 and performing assessments for current trial participants if they deem it appropriate and such activities are permitted by their respective institutions. Additionally, we continue to identify new trial sites for future initiation. Although we have been targeting to report results from this trial in the fourth quarter of 2020, we believe that the COVID-19 outbreak will temporarily prevent us from being able to initiate new trial sites and enroll new patients, likely delaying our ability to report the results of this trial into 2021. We are also developing our preclinical product candidate, PB6440, for treatment-resistant hypertension. We retain worldwide commercial rights to all of our product candidates.
We have a limited operating history. Since our inception in 2002, our operations have focused on developing our clinical and preclinical product candidates and our proprietary ELP technology, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials and preclinical studies. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since inception, we have financed our operations primarily through the sale of equity and debt securities and our term loans with SVB and WestRiver.
In 2018, we received $60.7 million in aggregate net proceeds from our IPO and the sale of Series D convertible preferred stock and $4.0 million in borrowings under our term loan with SVB. In April 2019, we received $46.3 million in net proceeds from an underwritten public offering of our common stock. In May 2019, we received an additional $2.5 million under our term loan with SVB and WestRiver, or our 2019 Loan, and in October 2019, we received an additional $5.0 million under our 2019 Loan. In January 2020, we entered into the SFJ Agreement pursuant to which SFJ has agreed to provide us up to $120.0 million of funding to support the clinical development of PB2452. In March 2020, SFJ paid us an initial $10.0 million. SFJ will pay us an additional $80.0 million through cost reimbursements followed by six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021, and up to an additional $30.0 million upon the achievement of specified clinical development milestones with respect to our ongoing Phase 3 clinical trial of PB2452.
Since our inception, we have incurred significant operating losses. Our net loss was $39.2 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $162.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue our ongoing clinical trials of PB2452 and PB1046, as well as initiate and complete additional clinical trials, as needed;

•	seek to expand our geographical reach through the SFJ Agreement and the corresponding clinical development support fees that we will incur;

•	pursue regulatory approvals for PB2452 as a reversal agent for the antiplatelet drug ticagrelor and PB1046 for the treatment of PAH;

•	develop PB6440 for treatment-resistant hypertension;

•	seek to discover and develop additional clinical and preclinical product candidates;

•	scale up our clinical and regulatory capabilities;

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
Recent Developments
Co-Development Agreement with SFJ
In January 2020, we entered into the SFJ Agreement with SFJ, pursuant to which SFJ has agreed to pay us up to $120.0 million to support the clinical development of PB2452. In March 2020, SFJ paid us an initial $10.0 million. SFJ will fund $80.0 million of development expenses through the end of 2021 and up to an additional $30.0 million based on us meeting specific, pre-defined clinical milestones for PB2452. During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for PB2452 in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for PB2452 in China and Japan and will provide clinical trials operations support in the European Union. Refer to "Item 1. Business" under the subheading Business - License, Co-Development and Other Agreements - Co-Development Agreement for PB2452 with SFJ Pharmaceuticals in this annual report.
PB6440 Asset Purchase Agreement
In January 2020, we entered into an asset purchase agreement with Viamet and Selenity to acquire all of the assets and intellectual property rights related to PB6440, a novel oral aldosterone synthase inhibitor, which we plan to develop for treatment-resistant hypertension. Refer to "Item 1. Business" under the subheading Business - License, Co-Development and Other Agreements - Viamet Asset Purchase Agreement in this annual report.
Commencement of Pivotal Phase 3 Clinical Trial for PB2452
We recently commenced our pivotal Phase 3 clinical trial. Based on feedback from the FDA, we intend to submit a BLA for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our Phase 3 trial, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure. After we submit our BLA with data from the first 100 patients, we intend to complete the Phase 3 trial and establish a post-approval registry in accordance with FDA requirements.
FINANCIAL OVERVIEW
Components of Operating Results
Revenue
Grant Revenue
Grant revenue is derived from government grants that support our efforts on specific research projects. We recognize grant revenue when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant revenue will be received.

Revenue Under Collaborative Agreement
Revenue under collaborative agreement is derived from an agreement with our collaboration partner, ImmunoForge Co., Ltd., or ImmunoForge. We have granted ImmunoForge a license to develop certain compound indications in exchange for an upfront license payment and event-based payments subject to ImmunoForge’s achievement of specified development, regulatory and sales-based milestones. In addition, we are entitled to royalties if products under the collaboration are commercialized. We recognize revenue for upfront amounts when the license is transferred to ImmunoForge. Development milestones and other fees are recognized as revenue when it is probable that the amount will not result in a significant reversal of revenue in the future. Sales-based milestones and royalties cannot be recognized until the underlying sales occur.
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

•	clinical development support fees that we incur related to the SFJ Agreement;

•	outsourced professional scientific development services;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses relating to regulatory activities; and

•	laboratory materials and supplies used to support our research activities.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expense to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our later-stage clinical trials for PB2452 and PB1046, develop PB6440, conduct other preclinical studies and clinical trials and prepare regulatory filings and, if we receive regulatory approval for one or more product candidates, prepare for commercialization efforts.
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
We anticipate that our general and administrative expense will increase as we continue to operate as a public reporting company and continue to develop PB2452, PB1046, PB6440 and our future product candidates. We believe that these increases likely will include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.
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
License, Co-Development and Other Agreements
MedImmune Limited License Agreement
In November 2017, we entered into the MedImmune License with MedImmune. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $1.0 million of which was incurred in the second quarter of 2019; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. From the inception of the MedImmune License through December 31, 2019, we have incurred costs of $1.6 million under the MedImmune License.
Co-Development Agreement with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ will provide us funding to support the global development of PB2452 as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of PB2452. SFJ paid us an initial $10.0 million in March 2020 after we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of PB2452. SFJ will pay us an additional $80.0 million through cost reimbursements followed by six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021 and up to an additional $30.0 million upon the achievement of specified milestones with respect to our clinical development of PB2452. During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for PB2452 in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for PB2452 in China and Japan and will provide clinical trials operational support in the European Union.
Under the terms of the SFJ Agreement, following the FDA approval of a BLA for PB2452, we will pay SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments. If the EMA or the national regulatory authority in certain European countries approve a BLA for PB2452, we will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments. If either the PMDA of Japan or the NMPA of China approves a marketing application for PB2452, we will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments.
Within 120 days following approval of a BLA for PB2452 in one of the jurisdictions described above, we have the right, at our option, to make a one-time cash payment to SFJ to buy out all or a portion of the future unpaid approval payments for such jurisdiction (i.e., the U.S. Approval Payments, EU Approval Payments or Japan/China Approval Payments, as applicable) for a price reflecting a mid-single-digit discount rate. Within 120 days following a change of control of our company, we or our successor have the right, at its option, to make a one-time cash payment to SFJ to buy out all or a portion of the future unpaid approval payments in any of the jurisdictions in which a BLA for PB2452 was approved prior to the change of control for a price reflecting a mid-single-digit discount rate, provided that SFJ has not previously assigned the right to receive such payments to a third party (in which event we or our successor shall not have such right).

If following termination of the SFJ Agreement we continue to develop PB2452 and obtain BLA approval in the United States, the European Union, Japan or China, we will make the applicable approval payments for such jurisdiction to SFJ as if the SFJ Agreement had not been terminated, less any payments made upon termination, except that if we terminate the SFJ Agreement for SFJ’s failure to make any payment to us when due, or SFJ terminates the SFJ Agreement due to a material adverse event, as defined in the SFJ Agreement, then our obligation to make such approval payments would be reduced by 50%.
Duke License Agreement
In October 2006, we entered into the Duke License with Duke, which we most recently amended in April 2019. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize the Duke licensed products relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional nonroyalty payments we receive, subject to certain conditions. From the inception of the Duke License through December 31, 2019, we have incurred royalty costs of $0.3 million under the Duke License. We are also required to apply for, prosecute and maintain all United States and foreign patent rights under the Duke License.
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries and to commercialize PB2452, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. We incurred $0.2 million in costs under the Wacker License Agreement for the year ended December 31, 2019.
Viamet Asset Purchase Agreement
In January 2020, we entered into the PB6440 Agreement with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, Compounds. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. We incurred $0.1 million in costs under the PB6440 Agreement for the year ended December 31, 2019.
Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
Revenue:
Grant revenue	$1,786	$668	$1,118
Revenue under collaborative agreement	575	—	575
Total revenue	2,361	668	1,693
Operating expenses:
Research and development	30,911	15,455	15,456
General and administrative	11,186	4,857	6,329
Total operating expenses	42,097	20,312	21,785
Loss from operations	(39,736)	(19,644)	(20,092)
Other income (expense):
Interest income	1,582	387	1,195
Interest expense	(1,076)	(3,924)	2,848
Foreign exchange loss	(17)	—	(17)
Change in fair value of warrant liability	—	11	(11)
Change in fair value of derivative liability	—	(676)	676
Total other income (expense)	489	(4,202)	4,691
Net loss	$(39,247)	$(23,846)	$(15,401)
Revenue
Grant revenue was $1.8 million for the year ended December 31, 2019, compared to $0.7 million for the year ended December 31, 2018. The increase was due to higher costs that qualified for grant reimbursement under our SBIR grants for the development of PB1046 during the year ended December 31, 2019. We began incurring costs that qualified for grant reimbursement in August 2018 and continued to incur costs throughout 2019. Revenue under collaborative agreement was $0.6 million for the year ended December 31, 2019, compared to zero for the year ended December 31, 2018. The increase of $0.6 million was related to revenue from our agreement with ImmunoForge, which was entered into in 2019.

Research and Development Expense
Research and development expense was $30.9 million for the year ended December 31, 2019, compared to $15.5 million for the year ended December 31, 2018. The increase of $15.5 million was primarily attributable to increased clinical and drug production activities related to PB2452, increased personnel costs due to additional headcount, increased costs associated with our general research efforts and increased clinical activity related to PB1046.
The following table summarizes our research and development expense by functional area for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
Preclinical and clinical development	$24,368	$11,857	$12,511
Compensation and related benefits	4,725	2,789	1,936
Stock-based compensation	286	124	162
Facilities expense	766	463	303
Other	766	222	544
Total research and development expense	$30,911	$15,455	$15,456
The following table summarizes our research and development expense by product candidate for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
External research and development expense by program
PB2452	$16,660	$6,726	$9,934
PB1046	6,069	4,542	1,527
Unallocated research and development expense:
Compensation and stock-based compensation	5,011	2,913	2,098
Other research and development	3,171	1,274	1,897
Total research and development expense	$30,911	$15,455	$15,456
General and Administrative Expense
General and administrative expense was $11.2 million for the year ended December 31, 2019, compared to $4.9 million for the year ended December 31, 2018. The increase of $6.3 million was primarily attributable to an increase in professional services related to consulting services and legal services, an increase in personnel expense due to additional headcount and additional expenses associated with being a public company.
Interest Income
Interest income was $1.6 million for the year ended December 31, 2019, compared to $0.4 million for the year ended December 31, 2018. The increase of $1.2 million was attributable to higher balances of cash and cash equivalents during 2019.
Interest Expense
Interest expense was $1.1 million for the year ended December 31, 2019, compared to $3.9 million for the year ended December 31, 2018. Interest expense for the year ended December 31, 2019 was attributable to interest on the 2019 Loan. Interest expense for the year ended December 31, 2018 was primarily attributable to interest from borrowings pursuant to our convertible promissory notes, which were outstanding during 2018. These notes were converted into shares of redeemable convertible Series D stock in August 2018.
Change in Fair Value of Derivative Liability

Change in fair value of derivative liability resulted in no expense for the year ended December 31, 2019, compared to $0.7 million of expense for the year ended December 31, 2018. The conversion option related to our convertible promissory notes was subject to remeasurement at each reporting period, with changes in fair value recorded in the statement of operations. The convertible promissory notes converted into redeemable convertible preferred stock in August 2018 upon the sale of the Series D redeemable convertible preferred stock and, accordingly, we no longer remeasure the fair value of the derivative liability.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations since our inception primarily through public offerings of our common stock, private placements of convertible debt and convertible preferred stock and borrowings under our term loans. In future periods, we expect to receive up to $120.0 million from the SFJ Agreement.
In October 2017, we entered into a loan and security agreement, or the SVB Loan, with SVB, which provided that we could borrow up to $7.5 million.
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
In March 2019, we entered into the 2019 Loan with SVB and WestRiver, pursuant to which we could borrow up to $15.0 million, issuable in three separate tranches. As of December 31, 2019, we had drawn on all three tranches under the 2019 Loan in the amounts of $7.5 million, $2.5 million and $5.0 million.
In April 2019, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.3 million after deducting underwriting discounts and commissions and other offering costs.
In December 2019, we filed a shelf registration statement on Form S-3, or the 2019 Shelf Registration Statement, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM, with Citigroup Global Markets Inc. and William Blair & Company, L.L.C. No securities have been sold under the 2019 Shelf Registration Statement.
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide funding to support the development of PB2452 as a reversal agent for the antiplatelet drug ticagrelor. Pursuant to the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million, including an initial payment of $10.0 million paid in March 2020, an additional $80.0 million through cost reimbursements followed by six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021 and up to an additional $30.0 million upon the achievement of specific clinical development milestones with respect to our ongoing Phase 3 clinical trial of PB2452.
As of December 31, 2019, we had cash and cash equivalents of $74.0 million.
The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(39,594)	$(17,053)
Net cash used in investing activities	(960)	(119)
Net cash provided by financing activities	53,528	64,797
Net increase in cash and cash equivalents	$12,974	$47,625

Operating Activities
Net cash used in operating activities was $39.6 million during the year ended December 31, 2019. The use of cash primarily related to our net loss of $39.2 million, adjusted for non-cash charges primarily related to $1.4 million in stock-based compensation expense, $0.5 million for non-cash interest expense and a $2.4 million change in our operating assets and liabilities. The change in our operating assets and liabilities was principally due to a $2.0 million increase in prepaid expense and other assets and an increase in other receivables of $1.0 million, partially offset by a $0.8 million increase in accounts payable, all as a result of increased clinical activities for our ongoing clinical trials of PB2452 and PB1046.
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
Investing Activities
Net cash used in investing activities was $1.0 million for the purchase of property and equipment during the year ended December 31, 2019. Net cash used in investing activities was $0.1 million for the purchase of property and equipment during the year ended December 31, 2018.
Financing Activities
Net cash provided by financing activities was $53.5 million during the year ended December 31, 2019, due primarily to the receipt of $46.3 million in net proceeds from the April 2019 underwritten public offering and borrowings of $8.1 million on the 2019 Loan, partially offset by $0.9 million for partial repayment of the SVB Loan. Net cash provided by financing activities was $64.8 million during the year ended December 31, 2018, consisting primarily of $43.0 million in net proceeds from our initial public offering, $17.7 million from the issuance of the Series D redeemable convertible preferred stock and $4.0 million in proceeds from the SVB Loan.
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
We believe that our existing cash and cash equivalents as of December 31, 2019, in addition to the $10.0 million received in March 2020 and the $80.0 million in anticipated proceeds that we will receive pursuant to the SFJ Agreement, will be sufficient to fund our operating expenses and capital requirements into the second half of 2021. We intend to devote our existing cash and cash equivalents to advance our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing and planned future clinical trials of PB2452, PB1046, PB6440 and our other preclinical programs;

•	the timing and amount of payments we receive under the SFJ Agreement;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;

•	the extent to which we develop, in-license or acquire other product candidates and technologies;

•	the number and development requirements of other product candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;

•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	our ability to establish collaborations to commercialize PB1046 in the United States;

•	our ability to establish collaborations to commercialize PB2452, PB1046 or any of our other product candidates outside of the United States; and

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.
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
Our future commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through government or private grants, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting policies, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis.
Significant estimates include assumptions we have used in the determination of accrued research and development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
We are a “smaller reporting company” (and may continue to qualify as such even after we no longer qualify as an emerging growth company) and accordingly may provide less public disclosure than larger public companies, including the inclusion of only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure. As a result, the information that we provide to our stockholders may be different than what they might receive from other public reporting companies in which they hold equity interests.
Effect of Inflation
Inflation did not have a significant impact on our net sales, revenues or income from continuing operations in 2019 or 2018.
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
With respect to the year ended December 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective at the reasonable assurance level.
This Annual Report does not include an attestation report of our independent registered public accounting firm as allowed by the SEC's transition period for emerging growth companies.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in our Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our Proxy Statement under the captions “Transactions with Related Persons and Indemnification” and “Independence of the Board of Directors” and is incorporated herein by reference.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of PhaseBio Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases, and related amendments.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Philadelphia, Pennsylvania
March 30, 2020

PHASEBIO PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$74,025	$61,031
Restricted cash	—	20
Other receivables	1,233	233
Prepaid expenses and other assets	3,565	1,344
Total current assets	78,823	62,628
Property and equipment, net	1,924	355
Operating lease right-of-use assets	1,715	—
Other assets	32	43
Total assets	$82,494	$63,026
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$2,378	$—
Accounts payable	2,921	1,806
Accrued expenses and other current liabilities	3,180	2,771
Total current liabilities	8,479	4,577
Long-term debt, net	12,326	7,500
Operating lease liabilities, net	1,508	—
Other long-term liabilities	203	—
Deferred rent	—	22
Total liabilities	22,516	12,099
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2019 and 2018; zero shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2019 and 2018; 28,796,371 shares issued and 28,766,404 shares outstanding at December 31, 2019; 24,528,242 shares issued and 24,498,275 shares outstanding at December 31, 2018	29	25
Treasury stock, at cost, 29,967 shares as of December 31, 2019 and 2018	(24)	(24)
Additional paid-in capital	222,131	173,837
Accumulated deficit	(162,158)	(122,911)
Total stockholders’ equity	59,978	50,927
Total liabilities and stockholders' equity	$82,494	$63,026
See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenue:
Grant revenue	$1,786	$668
Revenue under collaborative agreement	575	—
Total revenue	2,361	668
Operating expenses:
Research and development	30,911	15,455
General and administrative	11,186	4,857
Total operating expenses	42,097	20,312
Loss from operations	(39,736)	(19,644)
Other income (expense):
Interest income	1,582	387
Interest expense	(1,076)	(3,924)
Foreign exchange loss	(17)	—
Change in fair value of warrant liability	—	11
Change in fair value of derivative liability	—	(676)
Total other income (expense)	489	(4,202)
Net loss	$(39,247)	$(23,846)
Net loss per common share, basic and diluted	$(1.43)	$(4.49)
Weighted average common shares outstanding, basic and diluted	27,493,558	5,305,062
See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

			Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	9,131,999	$89,634	775,755	$1	(29,967)	$(24)	$1,672	$(99,065)	$(97,416)
Issuance of redeemable preferred stock	1,842,959	14,890	—	—	—	—	—	—	—
Issuance of redeemable preferred stock upon conversion of promissory notes	2,080,209	19,778	—	—	—	—	—	—	—
Exercises of warrants for preferred stock	144,948	1,212	—	—	—	—	—	—	—
Accretion of redeemable preferred stock to redemption value	—	95	—	—	—	—	(95)	—	(95)
Conversion of redeemable convertible preferred stock warrants into common stock warrants	—	—	—	—	—	—	3,346	—	3,346
Conversion of redeemable convertible preferred stock into common stock	(13,200,115)	(125,609)	13,225,048	13	—	—	125,596	—	125,609
Issuance of common stock in initial public offering, net	—	—	9,864,666	10	—	—	42,964	—	42,974
Exercises of warrants for common stock, net	—	—	619,086	1	—	—	(70)	—	(69)
Exercises of stock options	—	—	43,687	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	332	—	332
Net loss	—	—	—	—	—	—	—	(23,846)	(23,846)
Balance at December 31, 2018	—	—	24,528,242	25	(29,967)	(24)	173,837	(122,911)	50,927
Issuance of common stock warrants	—	—	—	—	—	—	355	—	355
Issuance of common stock in public offering, net	—	—	4,124,475	4	—	—	46,273	—	46,277
Exercises of stock options	—	—	143,654	—	—	—	245	—	245
Stock-based compensation	—	—	—	—	—	—	1,421	—	1,421
Net loss	—	—	—	—	—	—	—	(39,247)	(39,247)
Balance at December 31, 2019	—	$—	28,796,371	$29	(29,967)	$(24)	$222,131	$(162,158)	$59,978
See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2019	2018
Operating activities
Net loss	$(39,247)	$(23,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	105
Stock-based compensation	1,421	332
Non-cash interest expense	500	3,664
Change in fair value warrant liability	—	(11)
Change in fair value derivative liability	—	676
Changes in operating assets and liabilities:
Other receivables	(1,000)	(233)
Prepaid expenses and other assets	(1,954)	(1,017)
Accounts payable	802	1,337
Accrued expenses	(327)	1,923
Deferred rent	37	17
Net cash used in operating activities	(39,594)	(17,053)
Investing activities
Purchases of property and equipment	(960)	(119)
Net cash used in investing activities	(960)	(119)
Financing activities
Proceeds from issuance of common stock, net	46,277	42,974
Payments of deferred stock offering costs	(145)	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	17,712
Long-term borrowings, net	8,089	3,995
Proceeds from exercise of stock options	245	92
Proceeds from exercise of warrants	—	24
Repayments of long-term debt	(938)	—
Net cash provided by financing activities	53,528	64,797
Net increase in cash and cash equivalents	12,974	47,625
Cash, cash equivalents and restricted cash at the beginning of the year	61,051	13,426
Cash, cash equivalents and restricted cash at the end of the year	$74,025	$61,051
Supplemental disclosure for cash flow
Cash paid for interest	$576	$260
Supplemental disclosure of cash flow information
Accrued interest on term loan refinanced to principal	$308	$—
Debt refinanced through new term loan	$6,563	$—
Right-of-use asset and lease liabilities recorded upon adoption of ASC 842	$1,991	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$125,609
Conversion of convertible promissory notes into redeemable convertible preferred stock	$—	$19,778
Warrant liability converted to redeemable convertible preferred stock upon the exercise of warrants	$—	$4,297
Issuance of warrants in conjunction with debt	$355	$2,822
Conversion of redeemable convertible preferred stock warrants into common stock warrants	$—	$3,346
Accretion of redeemable convertible preferred stock	$—	$95
Deferred stock offering costs in accounts payable	$110	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$823	$39
See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

1.	Organization and Description of Business
Description of Business
PhaseBio Pharmaceuticals, Inc. (the “Company”) was incorporated as a Delaware corporation on January 10, 2002. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases. The Company’s lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which the Company is developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. The Company’s second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension. PB1046 utilizes the Company’s proprietary half-life extending elastin-like polypeptide technology, which also serves as the engine for future product pipeline candidates.
Liquidity
The Company has experienced net losses and negative cash flows from operations since its inception and, as of December 31, 2019, had an accumulated deficit of $162.2 million. The Company expects to continue to incur net losses for at least the next several years. As of December 31, 2019, the Company had cash and cash equivalents of $74.0 million and working capital of $70.3 million. In January 2020, the Company entered into a co-development agreement ("SFJ Agreement") with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company ("SFJ") pursuant to which SFJ will provide funding and operational support for the clinical development of PB2452. Management believes that its existing cash and cash equivalents as of December 31, 2019, in addition to the $10.0 million received in March 2020 and the $80.0 million in anticipated proceeds that the Company will receive pursuant to the SFJ Agreement, will be sufficient to fund operating expenses and capital requirements into the second half of 2021.
The Company currently has an effective shelf registration statement on Form S-3 ("2019 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"), which expires January 2023. The 2019 Shelf Registration Statement currently permits the offering, issuance and sale by the Company of up to an aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, of which $60.0 million may be offered, issued and sold in "at-the-market" sales pursuant to an equity distribution agreement with Citigroup Global Markets Inc. and William Blair & Company, L.L.C ("Equity Distribution Agreement"). No securities have been sold under the 2019 Shelf Registration Statement and no shares have been sold pursuant to the Equity Distribution Agreement.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).
The Company manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

2.	Significant Accounting Policies
Use of Estimates
The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of redeemable convertible preferred stock warrants prior to the Initial Public Offering ("IPO"), the conversion option on the convertible notes and clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.
Concentrations of Credit Risk

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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
Fair Value of Financial Instruments
The carrying amounts of other receivables, prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair value because of the short maturity of these items. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair values of the term loan and operating lease liabilities and corresponding right-of-use assets approximate their respective carrying values.
Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.
Leases
At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company's leases do not provide an implicit interest rate. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less ("Short-Term Leases"). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet. The Company had no Short-Term Leases as of December 31, 2019 and 2018.
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
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in the years ended December 31, 2019 and 2018.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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
Revenue Under Collaborative Agreement
The Company generates revenues from payments received under a collaborative agreement. Under such collaboration agreements, the Company recognizes revenue when it transfers promised goods or services to partners in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with partners, the Company performs the following five steps: (i) identifies the promised goods or services in the contract; (ii) identifies the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determines the transaction price, including the constraint on variable consideration; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Company satisfies the performance obligations.
For revenue from such collaborative agreements, the Company generally collects an upfront license payment from the collaboration partner and is also entitled to receive event-based payments subject to the collaboration partner's achievement of specified development, regulatory and sales-based milestones. In addition, the Company is generally entitled to royalties if products under the collaboration are commercialized. Although such agreements are in form structured as collaborative agreements, for accounting purposes they represent contracts with partners that are not subject to accounting literature on collaborative arrangements. If the Company grants to collaboration partners a license to the Company’s intellectual property, the Company does not develop assets jointly with the collaboration partner and does not share in significant risks of their development or commercialization activities.
Transaction price for a contract represents the amount to which the Company is entitled in exchange for providing goods and services to the partner. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Apart from the upfront license payment, all other fees the Company may earn under such collaborative agreements are subject to significant uncertainties of product development. Achievement of many of the event-based development and regulatory milestones may not be probable until such milestones are actually achieved. This generally relates to milestones such as obtaining marketing authorization approvals and successful completion of clinical trials. With respect to other development milestones, e.g. dosing of a first patient in a clinical trial, achievement could be considered probable prior to its actual occurrence, based on the progress towards commencement of the trial. The Company does not include any amounts subject to uncertainties into the transaction price until it is probable that the amount will not result in a significant reversal of revenue in the future. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price.
Because such agreements generally only have one type of performance obligation, a license, which is generally all transferred at the same time as agreement inception, allocation of the transaction price among multiple performance obligations is not required.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

	As of December 31,
	2019	2018
Common stock options	2,577,718	1,545,403
Warrants to purchase common stock	149,595	75,597
Total	2,727,313	1,621,000
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases. This update amended the current accounting guidance for lease transactions. Under the new guidance, a lessee is required to recognize both assets and liabilities for any leases with terms in excess of twelve months. Additionally, certain qualitative and quantitative disclosures are required in the financial statements. The Company adopted ASU 2016-02 in the first quarter of 2019 using a modified retrospective transition method as of the effective date as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust comparative prior-period financial information for the effects of the standard or make the new required lease disclosures for periods before the date of adoption. The Company elected to adopt the package of transition practical expedients and, therefore, did not reassess (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, the Company does not expect the amendments in ASU 2018-01, Land Easement Practical Expedient to have an effect on its financial statements because the Company does not enter into land easement arrangements. The adoption of the new leasing standards did not affect retained earnings and other components of equity as of December 31, 2018. Upon adoption in the first quarter of 2019, the Company recorded right-of-use assets and corresponding lease liabilities of $2.0 million.
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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

Level 3:  Unobservable inputs that are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
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
The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
As of December 31, 2019:
Assets
Cash equivalents	$73,761	$73,761	$—	$—
As of December 31, 2018:
Assets
Cash equivalents	$59,357	$59,357	$—	$—
The following tables present activity for the preferred stock warrant liability and the derivative liability measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2018 (in thousands):

Preferred Stock Warrant Liability
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
The following table presents the composition of property and equipment, net as of December 31, 2019 and 2018 (in thousands):

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

	As of December 31,
	2019	2018
Lab equipment	$2,112	$1,764
Computer hardware, software and telephone	279	228
Furniture and fixtures	107	98
Leasehold improvements	67	50
Construction in progress	1,318	—
	3,883	2,140
Less accumulated depreciation	(1,959)	(1,785)
Property and equipment, net	$1,924	$355

5.	Accrued Expenses and Other Current Liabilities
The following table presents the composition of accrued expenses and other current liabilities as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Accrued clinical and related costs	$819	$1,358
Accrued compensation and related costs	1,746	914
Accrued interest	84	194
Operating lease liability, short-term	265	—
Accrued other	266	305
Accrued expenses and other current liabilities	$3,180	$2,771

6.	Debt
Convertible Promissory Notes
In 2017, the Company issued $14.7 million of convertible promissory notes (the “2017 Notes”) to holders of Series C-1 redeemable convertible preferred stock (“Series C-1”). The 2017 Notes bore interest at the rate of 8% per annum. Upon a subsequent equity financing of at least $10.0 million prior to the stated maturity date, the 2017 Notes plus accrued interest would automatically convert into shares of the stock issued by the Company in such financing at a price equal to 80% of the lowest issue price.
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
In connection with the 2017 Notes, the Company issued warrants to the noteholders to purchase 304,397 shares of Series C-1. The warrants were exercisable for $0.12 per share and expired upon the earlier of (1) the date of the initial closing of a liquidation event, as defined, (2) the closing of a firm commitment underwritten initial public offering, or (3) January 2024. All warrants were exercised in connection with the closing of the Company’s IPO. The Company recorded a debt discount of $1.7 million, which represented the estimated fair value of the warrants, upon issuance of the 2017 Notes, which was being amortized to interest expense over the term of the 2017 Notes using the effective-interest method.
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
Interest expense, including the debt discount related to the 2017 Notes, was $3.4 million for the year ended December 31, 2018.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

Term Loans
October 2017 Loan Agreement with Silicon Valley Bank
In October 2017, the Company entered into a Loan and Security Agreement (“SVB Loan”) with Silicon Valley Bank (“SVB”), pursuant to which the Company could borrow up to $7.5 million, issuable in three separate tranches (“Growth Capital Advances”) of $3.5 million (“Tranche A”), $2.0 million (“Tranche B”) and $2.0 million (“Tranche C”). Each of the Growth Capital Advances were available upon the achievement of certain clinical and regulatory milestones. Under the terms of the SVB Loan, as amended, the Company was required to make interest-only payments through December 31, 2018, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. The maturity date of the SVB Loan was December 31, 2020.
In connection with the SVB Loan, the Company issued to SVB a warrant to purchase 49,713 shares of Series C-1 at an exercise price of $9.659 per share, which became exercisable for common stock following the IPO. The warrant is immediately exercisable and expires on October 18, 2027. The Company was required to make a final payment equal to 7% of the original aggregate principal amount of the Growth Capital Advances at maturity. In November 2017, the Company drew $3.5 million from Tranche A.
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
The Company repaid the outstanding principal balance and accrued portion of the final payment under the SVB Loan in full using the first tranche from the new term loan entered into in March 2019 ("the 2019 Loan").
March 2019 Loan Agreement with Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.
In March 2019, the Company entered into the 2019 Loan with SVB and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”), pursuant to which the Company could borrow up to $15.0 million, issuable in three separate tranches (“Advances”), of $7.5 million (“Tranche 1”), which was issued upon execution of the 2019 Loan, $2.5 million, which was issued in May 2019 (“Tranche 2”) and $5.0 million, which was issued in October 2019 (“Tranche 3”), which the Company was required to draw upon the achievement of certain regulatory milestones (the “Tranche 3 Milestones”).

The maturity date of the 2019 Loan is March 1, 2023. Under the terms of the 2019 Loan, the Company is to make interest-only payments through June 30, 2020 with respect to Tranche 1, Tranche 2 and Tranche 3 at a rate equal to the greater of the Prime Rate plus 1.00%, as defined in the 2019 Loan, or 6.5%, followed by an amortization period of 33 months of equal monthly payments of principal plus interest until paid in full. In addition to and not in substitution for the Company’s regular monthly payments of principal plus accrued interest, the Company is required to make a final payment equal to 6% of the aggregate principal amount of the advances (“Final Payment”) on the maturity date.

Upon execution of the 2019 Loan and the draw of Tranche 1, the Company issued to SVB and WestRiver warrants to purchase an aggregate of 37,606 shares of common stock with an exercise price of $4.73 per share. In May 2019, upon the draw of Tranche 2, the Company issued to SVB and WestRiver warrants to purchase an aggregate of 12,130 shares of common stock with an exercise price of $10.86 per share. In October 2019, upon the draw of Tranche 3, the Company issued to SVB and WestRiver warrants to purchase an aggregate of 24,262 shares of common stock with an exercise price of $3.88 per share. All warrants are immediately exercisable and expire ten years from the date of issuance.

Upon execution of the 2019 Loan, the Company drew $7.5 million from Tranche 1 and repaid the outstanding principal balance and the accrued portion of the Final Payment of the SVB Loan.

The Company’s obligations under the 2019 Loan are secured by a first-priority security interest in substantially all of the Company’s current and future assets. The Company is also obligated to comply with various other customary covenants, including restrictions on the Company’s ability to encumber its intellectual property assets.
The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowing of Tranches 1, 2 and 3, which is being amortized to interest expense over the term of the 2019 Loan

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

using the effective-interest method. Interest expense, including amortization of debt discount related to the term debt, totaled $1.1 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively. The balance of the Final Payment liability was $0.2 million as of December 31, 2019 and is included in other long-term liabilities on the balance sheet. The Company is in compliance with all covenants under the 2019 Loan as of December 31, 2019.
Based on a 39-month amortization of the outstanding principal amounts for the 2019 Loan, the following table sets forth by year the Company’s required future principal payments as of December 31, 2019 (in thousands):

Years Ending December 31,
2020	$2,528
2021	5,316
2022	5,677
2023	1,479
Thereafter	—
Total principal payments	15,000
Less unamortized loan fees	(296)
Total term loan borrowings	$14,704

7.	Commitments and Contingencies
Legal Proceedings
The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company’s business, operating results, financial condition or cash flows.

8.	Leases
The Company leases office and research and development facilities and equipment under various non-cancellable operating lease agreements.
In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to July 31, 2018 and again to September 30, 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. As of December 31, 2019, the weighted average remaining lease term for the Company’s leases was 6.1 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 6.4%.
Maturities of operating lease liabilities as of December 31, 2019 are as follows:

Year Ending December 31,
2020	$372
2021	377
2022	363
2023	272
2024	278
Thereafter	498
Total future minimum lease payments	2,160
Less: Present value adjustment	(387)
Operating lease liabilities	$1,773
The Company recognizes rent expense for the operating leases on a straight-line basis. The Company accounts for the difference between the minimum lease payments and the straight-line amount as deferred rent and records it as an offset to operating lease right-of-use assets. Rent expense was $0.5 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

9.	Stockholders’ Equity
Preferred Stock
The Company issued Series 1 redeemable convertible preferred stock, Series 2 redeemable preferred stock, Series AA redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C-1, Series C-2 redeemable convertible preferred stock, Series C-3 redeemable convertible preferred stock, and Series D convertible preferred stock (collectively, “Preferred Stock”). Upon the closing of the IPO in October 2018, all shares of Preferred Stock were automatically converted into an aggregate of 13,225,048 shares of common stock.
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
Shelf Registration Statement
In December 2019, the Company filed the 2019 Shelf Registration Statement on Form S-3, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of the Company's common stock that may be issued and sold in “at-the-market” sales pursuant to the Equity Distribution Agreement. No securities have been sold under the 2019 Shelf Registration Statement and no shares have been sold pursuant to the Equity Distribution Agreement.

10.	Stock-Based Compensation
Stock Plans
In July 2018, the Company amended its Amended and Restated 2002 Stock Plan (the “2002 Plan”) to reserve an additional 800,000 shares of common stock for issuance under the 2002 Plan.
In October 2018, the Company’s board of directors and stockholders adopted and approved the 2018 Equity Incentive Plan (the “2018 Plan”), which is a successor to and continuation of the 2002 Plan. The 2018 Plan became effective upon the execution of the underwriting agreement related to the IPO on October 17, 2018. No further grants will be made under the 2002 Plan.
Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2018 Plan was 3,231,626 shares. As of December 31, 2019, the Company had 1,221,879 shares available for grant under the 2018 Plan. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 862,992 shares available for grant to the 2018 Plan effective January 1, 2020. The maximum number of shares of the Company’s common stock that may be issued on the exercise of incentive stock options under the 2018 Plan is 9,694,878.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The following table summarizes stock option activity for the 2002 Plan and 2018 Plan for the year ended December 31, 2019:

	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at Ended December 31, 2017	1,075,209	$1.60	7.3	$711,328
Granted	563,268	$4.07
Exercised	(43,687)	$2.12
Cancelled or expired	(49,387)	$1.65
Outstanding at December 31, 2018	1,545,403	$2.48	7.6	$1,593,487
Granted	1,260,540	$4.19
Exercised	(143,654)	$1.71
Cancelled or expired	(84,571)	$4.65
Outstanding at December 31, 2019	2,577,718	$3.29	7.9	$7,914,459
Vested and expected to vest at December 31, 2019	2,577,718	$3.29	7.9	$7,914,459
Vested and exercisable at December 31, 2019	1,157,120	$2.25	6.7	$4,469,348
The weighted-average grant date fair value per share of options granted was $2.62 and $2.75 for the years ended December 31, 2019 and 2018, respectively. The aggregate intrinsic value of options exercised was $1.0 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $3.2 million, which was expected to be recognized in expense over a weighted-average period of approximately 2.7 years.
In October 2018, the Company’s board of directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on October 17, 2018. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success and that of the Company’s affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for United States employees.
The ESPP authorizes the issuance of 196,000 shares of the Company’s common stock under purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2019 through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 490,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Subject to this provision, the Company added 287,664 shares available for grant to the ESPP effective January 1, 2020. As of December 31, 2019, no shares of common stock have been purchased under the ESPP.
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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

Risk-Free Interest Rate—The risk-free rate assumption is based on the United States Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.
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
The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.36%	2.88%
Expected term (in years)	5.9	7.0
Expected volatility	69%	69%
Expected dividend yield	—	—
Fair value of common stock	$4.19	$4.07
Stock-based compensation expense has been reported in the Company’s statements of operations for the years ended December 31, 2019 and 2018 as follows (in thousands):

	Year Ended December 31,
	2019	2018
General and administrative	$1,135	$208
Research and development	286	124
Total stock-based compensation	$1,421	$332

11.	License Agreements
MedImmune Limited
In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly-owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). In consideration of the license and other rights granted by MedImmune, the Company made an upfront payment of $0.1 million, which was included as research and development expense for the year ended December 31, 2017. The Company is also obligated to make a series of contingent milestone payments totaling up to an aggregate of $18.0 million upon the achievement of clinical development and regulatory milestones. During the year ended December 31, 2019, the Company made a $1.0 million milestone payment to MedImmune, which was recorded as a research and development expense. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of PB2452 and provides MedImmune with the return of rights to PB2452 if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

third-party product storage costs. The Company incurred an insignificant amount of third-party product storage costs during the years ended December 31, 2019 and 2018. AstraZeneca is a stockholder of the Company.
Duke University
In October 2006, the Company entered into a license agreement with Duke University (“Duke”) (as amended, the “Duke License”). Pursuant to the Duke License, Duke granted to the Company an exclusive, worldwide license under certain patent rights and a non-exclusive license to know-how owned or controlled by Duke to develop and commercialize any products or processes covered under the Duke License (the “Duke licensed products”). The Duke License was amended in February 2016 to allow Duke to use the Company’s technology in the area of small-molecule oncologics. The Duke License is a worldwide, sublicensable agreement and remains in full effect for the life of the last-to-expire patents included in the patent rights, which is estimated to be 2029. The Company is required to apply for, prosecute and maintain all United States and foreign patent rights under the Duke License.
The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of December 31, 2019, the Company was in compliance with its development obligations.
The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through December 31, 2019.
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
Wacker
In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries, and to commercialize PB2452, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company incurred $0.2 million in costs under the Wacker License Agreement for the year ended December 31, 2019.

12.	Revenue
Grant revenue
In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of PB1046 for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the United States government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. The Company recognized $1.8 million and $0.7 million under the SBIR grants in the year ended December 31, 2019 and 2018, respectively.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

Revenue Under Collaborative Agreement
In April 2019, the Company entered into an agreement with ImmunoForge Co., Ltd. (“ImmunoForge”) for the exclusive, worldwide license of PB1023, a long-acting, recombinant glucagon-like peptide-1 analogue, for the treatment of certain diseases, including conditions related to sarcopenia.
The Company received an upfront payment of $0.2 million upon execution of the contract, $0.1 million for certain scientific consulting services and is entitled to receive $0.3 million within one year of the effective date of the agreement. The Company is eligible to receive milestone-based payments and mid-single digit royalty payments on net sales of licensed products, a percentage of which Duke is entitled to receive pursuant to the Duke License. For the year ended December 31, 2019, the Company recognized $0.6 million in revenue related to the ImmunoForge agreement.

13.	Income Taxes
The Company’s loss before income taxes was $39.2 million and $23.8 million for the years ended December 31, 2019 and 2018, respectively and was generated entirely in the United States. The Company did not record current or deferred income tax expense or benefit during the years ended December 31, 2019 and 2018.
A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2019 and 2018, respectively, as follows (in thousands):

	Year Ended December 31,
	2019	2018
Income tax benefit at statutory rate	$(8,242)	$(5,008)
State income tax, net of federal benefit	(3,783)	(1,593)
Permanent items	16	3
Fair value adjustments	—	15
Non-deductible interest expense	—	706
Stock-based compensation	56	45
Orphan drug credit	(925)	(475)
Research and development credits	(763)	(274)
Uncertain tax positions	548	222
Tax Cuts and Jobs Act	—	(15)
Change in state rate	(34)	—
Change in valuation allowance	13,179	6,426
Other	(52)	(52)
	$—	$—
Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are shown below:

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$42,872	$31,744
Research and development and orphan drug credits	6,212	4,615
Accrued expenses	519	332
Intangibles	60	69
Operating lease liabilities	545	—
Other, net	322	54
Total deferred tax assets	50,530	36,814

Deferred tax liabilities:
Operating lease right-of-use assets	(527)	—
Property and equipment, net	(28)	(18)
Total deferred tax liabilities	(555)	(18)

Net deferred tax assets before valuation allowance	49,975	36,796
Valuation allowance	(49,975)	(36,796)
Net deferred tax assets	$—	$—
As of December 31, 2019 and 2018, management assessed the realizability of net deferred tax assets and evaluated the need for a valuation allowance against the net deferred tax assets. This evaluation utilizes the framework contained in ASC 740, Income Taxes, whereby management considers all available positive and negative evidence as of the balance sheet date to determine whether all or some portion of the Company’s net deferred tax assets will be realized. Under this guidance, a valuation allowance must be established for net deferred tax assets when it is more-likely-than-not (a probability level of more than 50%) that the asset will not be realized.
Management followed the guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome” and concluded that the Company’s net deferred tax assets were not realizable as of December 31, 2019 and 2018. Accordingly, a valuation allowance of $50.0 million and $36.8 million has been recorded to offset the net deferred tax assets. The change in valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $13.2 million and an increase of $6.4 million, respectively.
At December 31, 2019, the Company had federal and state net operating loss (“NOL”) carryforwards of $149.0 million, and $153.4 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022, unless previously utilized. The federal NOL generated post-2017 of $57.4 million will be available to offset up to 80% of future taxable income and may be carried forward indefinitely. The Pennsylvania NOLs may be used to offset 40% of future taxable income and will begin to expire in 2029, unless previously utilized.
At December 31, 2019, the Company has federal and Pennsylvania research and development tax credit carryforwards totaling $3.8 million and $0.4 million, respectively. The federal and Pennsylvania research and development tax credit carryforwards will begin to expire in 2028 and 2029, respectively, unless previously utilized.
At December 31, 2019, the Company also has federal orphan drug credit carryforwards of $4.2 million, which will begin to expire in 2036, unless previously utilized.
Through December 31, 2019, the Company has generated a combination of research and development credits and orphan drug credits. Certain of these credits were derived from tax credit studies to document the qualified activities and certain other credits were not derived from studies. For the credits that were calculated through a study, the IRS, on audit, may disagree with the amount of credits calculated. When studies are ultimately performed for the other credits, they may result in an adjustment to those specific credits.
Under the Internal Revenue Code, the utilization of a corporation’s net operating loss and tax credit carryforwards may be limited following a greater than 50% change in ownership over a three-year period. Any unused annual limitation may

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

be carried forward to future years for the balance of the net operating loss and tax credit carryforward period. Under these rules, prior ownership changes may have created a limitation in the Company’s ability to use certain tax carryforwards on a yearly basis. Additionally, certain state operating losses may also be limited, including Pennsylvania, which limits net operating loss carryforward utilization to 40% of apportioned taxable income.
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
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. Tax years 2016 and forward remain open for examination for federal tax purposes and tax years 2016 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2019 will remain subject to examination until the respective tax year is closed.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31
	2019	2018
Gross unrecognized tax benefits at the beginning of the year	$1,809	$1,293
Increases related to current year positions	645	362
Increases related to prior year positions	106	154
Decreases related to prior year positions	—	—
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	$2,560	$1,809
Due to the Company's valuation allowance, none of the unrecognized tax benefits, if recognized, would affect the Company's effective tax rate.
As of December 31, 2019, and 2018, the Company had unrecognized tax benefits of $2.6 million and $1.8 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2019 and 2018, the Company did not accrue any interest and penalties on uncertain tax positions. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

14.	Employee Retirement Plan
The Company has an employee retirement plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of this plan. The Company is not required to make matching contributions under the plan; however, in 2019, the Company began making matching contributions. The Company voluntarily contributed $0.1 million to the plan for the year ended December 31, 2019.

15.	Related Party Transactions
As described above in Note 11, the Company is party to the MedImmune License. AstraZeneca, the parent company of MedImmune, is a related party of the Company.

16.	Subsequent Events
Co-Development Agreement for PB2452 with SFJ Pharmaceuticals
In January 2020, the Company entered into the SFJ Agreement, pursuant to which SFJ will provide funding to the Company to support the global development of PB2452 as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Under the SFJ Agreement, SFJ has agreed to pay the Company up to $120.0 million to support the clinical development of PB2452. In March 2020, SFJ

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

paid the Company an initial $10.0 million. SFJ will pay the Company an additional $80.0 million through cost reimbursements followed by six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021, and up to an additional $30.0 million upon the achievement of specified clinical development milestones with respect to the Company's clinical development of PB2452.

If the FDA approves a Biologics License Application for PB2452, the Company has agreed to pay to SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments (the “U.S. Approval Payments”). If the EMA or the national regulatory authorities in certain European countries provide marketing approval of PB2452, the Company will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments (the “EU Approval Payments”). The majority of the U.S. Approval Payments and the EU Approval Payments will be made from the third anniversary to the seventh anniversary of marketing approval in the applicable jurisdiction. If either the Pharmaceuticals and Medical Devices Agency (the “PMDA”) of Japan or the National Medical Products Administration (the “NMPA”) of China provide marketing approval of PB2452, the Company will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments (the “Japan/China Approval Payments”), with the majority of the payments to be made from the fifth anniversary to the eighth anniversary of marketing approval. The Japan/China Approval Payments will only be paid once regardless of receipt of marketing approval in both Japan and China. The U.S. Approval Payments, EU Approval Payments and Japan/China Approval Payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million. The Company will not be obligated to make the U.S. Approval Payments if it does not receive marketing approval for PB2452 from the FDA, the EU Approval Payments if it does not receive marketing approval for PB2452 from the EMA or the national regulatory authority in certain European countries or the Japan/China Approval Payments if it does not receive marketing approval for PB2452 from either the PMDA or the NMPA.
In connection with the SFJ Agreement, the Company issued to SFJ a ten-year warrant exercisable for 2,200,000 shares of the Company's common stock at an exercise price of $6.50 per share. The warrant is exercisable as follows: (i) 1,100,000 shares may be exercised at any time after the effective date of the SFJ Agreement, provided that SFJ may not sell such exercised shares until one year after such effective date, and (ii) the remaining 1,100,000 shares may be exercised at any time at SFJ’s election if the results of the Company’s Phase 3 trial meet the interim primary endpoint as set forth in the Phase 3 trial protocol.
Under the SFJ Agreement, the Company granted SFJ a security interest in all of the Company's assets pertaining to PB2452. The SFJ Agreement also provides for certain default provisions and early payment provisions.
Amendment to MedImmune License
In January 2020, in connection with the Company entering the SFJ Agreement, the Company entered into an amendment to the MedImmune License pursuant to which MedImmune consented to a potential assignment of the MedImmune License and transfer of the Company’s business related to PB2452 to SFJ in the event of the occurrence of certain program transfer events, should they ever occur.
Viamet Asset Purchase Agreement
In January 2020, the Company entered into an asset purchase agreement (the "PB6440 Agreement") with Viamet Pharmaceuticals Holdings, LLC ("Viamet") and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd. ("Selenity" and, together with Viamet, the "Sellers"), pursuant to which the Company acquired all of the assets and intellectual property rights related to the Sellers' proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by the Company under the PB6440 Agreement (together, "Compounds"). The Company intends to designate SE-6440 as PB6440, which the Company intends to develop for treatment-resistant hypertension. Under the terms of the PB6440 Agreement, the Company is required to pay Viamet an upfront fee of $100,000 upon the closing of the transaction, up to $5.1 million upon the achievement of certain development and intellectual property milestones, up to $142.5 million upon the achievement of certain commercial milestones and low- to mid-single digit royalty percentages on the net sales of approved products.
Consent and Amendment to 2019 Loan
In March 2020, in connection with the Company entering the SFJ Agreement, the Company entered into a Consent and First Amendment (the "First Amendment") to its 2019 Loan with SVB and WestRiver (together, the "Lenders"). Pursuant to the First Amendment, the Lenders consented to the Company's entry into the SFJ Agreement, which required that the Company obtain the consent of SVB to grant SFJ a security interest in all of the Company’s assets owned or controlled by the Company that are necessary for the manufacture, use or sale of PB2452. The First Amendment also provides that in the event that the SFJ Agreement were terminated or the Company breached or was in default of the SFJ Agreement (after giving effect to applicable grace periods), the Company will grant to the Lenders a security interest in an amount of unrestricted cash

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

equal to at least the aggregate outstanding balance of all of the obligations under the 2019 Loan as security for the prompt payment of such obligations.
In connection with the First Amendment, the Company and the Lenders concurrently entered into an intellectual property security agreement granting the Lenders a security interest in all of the Company’s intellectual property. In addition, the Company, SVB, in its capacity as administrative agent and collateral agent, the Lenders and SFJ entered into a subordination agreement pursuant to which SFJ’s liens and right to payment and performance under the SFJ Agreement are subordinated to the Lenders’ liens and right to payment in full under the 2019 Loan.

(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes to the financial statements.
(a)(3) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018

3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018

4.1	Form of Warrant to Purchase Shares of Series B Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. on December 22, 2009.	S-1	333-227474	4.2	September 21, 2018

4.2	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018

4.3	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018

4.4	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.	10-K	001-38697	4.4	March 26, 2019

4.5	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.	10-K	001-38697	4.5	March 26, 2019

4.6	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on July 26, 2019.	10-Q	001-38697	4.6	August 14, 2019

4.7	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on July 26, 2019.	10-Q	001-38697	4.7	August 14, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
4.8	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 2, 2019.	10-Q	001-38697	4.8	November 14, 2019

4.9	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on October 2, 2019.	10-Q	001-38697	4.9	November 14, 2019

4.10#	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to SFJ Pharmaceuticals X, Ltd. on January 9, 2020

4.11#	Description of PhaseBio Pharmaceuticals, Inc. Common Stock

10.1+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Agreement and Restricted Stock Unit Grant Notice and Agreement thereunder.	S-8	333-227935	10.2	October 22, 2018

10.2+	2018 Employee Stock Purchase Plan.	S-8	333-227935	10.3	October 22, 2018

10.3+	Non-Employee Director Compensation Policy, as amended.	8-K	001-38697	10.1	February 13, 2020

10.4+	Form of Indemnification Agreement by and between PhaseBio Pharmaceuticals, Inc. and each of its directors and executive officers.	S-1/A	333-227474	10.5	October 5, 2018

10.5+	Severance Benefit Plan and Form of Participation Agreement.	S-1/A	333-227474	10.6.1	October 5, 2018

10.6+	Amended and Restated 2002 Stock Plan and Form of Option Agreement and Exercise Notice thereunder, as amended to date.	S-1	333-227474	10.1	September 21, 2018

10.7+	Offer Letter, dated as of November 19, 2012, by and between PhaseBio Pharmaceuticals, Inc. and Jonathan P. Mow, as amended to date.	S-1	333-227474	10.7	September 21, 2018

10.8+	Offer Letter, dated as of March 13, 2016, by and between PhaseBio Pharmaceuticals, Inc. and John Sharp.	S-1	333-227474	10.8	September 21, 2018

10.9+	Offer Letter, dated as of November 19, 2012, by and between PhaseBio Pharmaceuticals, Inc. and John Lee, M.D., Ph.D.	S-1	333-227474	10.9	September 21, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.10†	License Agreement, dated as of October 18, 2017 and as amended to date, by and between Phase Bioscience, Inc. (predecessor to PhaseBio Pharmaceuticals, Inc.) and Duke University	S-1	333-227474	10.10	September 21, 2018

10.11††	Eighth Amendment to License Agreement, dated as of March 5, 2019, by and between PhaseBio Pharmaceuticals, Inc. and Duke University.	8-K	001-38697	10.1	April 9, 2019

10.12†	License Agreement, dated as of November 21, 2017, by and between PhaseBio Pharmaceuticals, Inc. and MedImmune Limited.	S-1	333-227474	10.11	September 21, 2018

10.13#	Amendment to License Agreement, dated January 9, 2020, by and between PhaseBio Pharmaceuticals, Inc. and MedImmune Limited

10.14	Loan and Security Agreement, dated as of October 18, 2017 and as amended to date, by and between PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank.	S-1	333-227474	10.12	September 21, 2018

10.15	Loan and Security Agreement, dated as of March 25, 2019, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.	10-K	001-38697	10.13	March 26, 2019

10.16#
Consent and First Amendment to Loan and Security Agreement, dated as of March 19, 2020, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.

10.17#	Subordination Agreement, dated as of March 19, 2020, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and SFJ Pharmaceuticals X, Ltd.

10.18#††	Intellectual Property Security Agreement, dated as of March 19, 2020, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.

10.19††	Master Services Agreement, dated as of November 14, 2018, by and between PhaseBio Pharmaceuticals, Inc. and BioVectra Inc.	10-K	001-38697	10.14	March 26, 2019

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.20	Lease Agreement, dated as of January 15, 2010 and as amended to date, by and between PhaseBio Pharmaceuticals, Inc. and Liberty Property Limited Partnership.	S-1	333-227474	10.13	September 21, 2018

10.21#††	Co-Development Agreement, dated January 9, 2020, by and between PhaseBio Pharmaceuticals, Inc. and SFJ Pharmaceuticals X, Ltd.

10.22#††	Form of Program Transfer Agreement by and between PhaseBio Pharmaceuticals Inc. and SFJ Pharmaceuticals X. Ltd.

10.23#††	Asset Purchase Agreement, dated January 13, 2020, by and between PhaseBio Pharmaceuticals, Inc., Viamet Pharmaceuticals Holdings, LLC and Selenity Therapeutics (Bermuda), Ltd.

23.1#	Consent of KPMG LLP

24.1#	Power of Attorney (included on signature page)

31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.

+	Indicates management contract or compensatory plan.

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

PHASEBIO PHARMACEUTICALS INC.

March 30, 2020	By:	/s/ John P. Sharp
John P. Sharp Chief Financial Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan P. Mow and John P. Sharp, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of PhaseBio Pharmaceuticals, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan P. Mow	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020
Jonathan P. Mow

/s/ John P. Sharp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2020
John P. Sharp

/s/ Clay B. Thorp	Chairman of the Board of Directors	March 30, 2020
Clay B. Thorp

/s/ Edmund P. Harrigan, M.D.	Director	March 30, 2020
Edmund P. Harrigan, M.D.

/s/ Nancy J. Hutson, Ph.D.	Director	March 30, 2020
Nancy J. Hutson, Ph.D.

/s/ Peter Justin Klein, M.D., J.D.	Director	March 30, 2020
Peter Justin Klein, M.D., J.D.

/s/ Caroline M. Loewy	Director	March 30, 2020
Caroline M. Loewy

/s/ Alex C. Sapir	Director	March 30, 2020
Alex C. Sapir

/s/ Richard A. van den Broek	Director	March 30, 2020
Richard A. van den Broek

