Form 10-Q
period 2020-03-31
PhaseBio Pharmaceuticals Inc
filed 2020-05-12
CIK 1169245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-38697
______________________________________________________________________________________
PhaseBio Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0375697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Great Valley Parkway, Suite 30
Malvern, Pennsylvania 19355
(Address including zip code of principal executive offices)
(610) 981-6500
(Registrant’s telephone number, including area code)
______________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Common Stock	Outstanding Shares as of May 7, 2020
Common Stock, $0.001 par value	28,781,044

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
PHASEBIO PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$59,441	$74,025
Other receivables	896	1,233
Prepaid expenses and other assets	12,204	3,565
Total current assets	72,541	78,823
Property and equipment, net	2,637	1,924
Operating lease right-of-use assets	1,648	1,715
Other assets	32	32
Total assets	$76,858	$82,494
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$3,686	$2,378
Accounts payable	1,918	2,921
Accrued expenses and other current liabilities	1,891	3,180
Total current liabilities	7,495	8,479
Long-term debt, net	11,058	12,326
Operating lease liabilities, net	1,438	1,508
Development derivative liability	3,086	—
Other long-term liabilities	295	203
Total liabilities	23,372	22,516
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,810,607 shares issued and 28,780,640 shares outstanding at March 31, 2020; 28,796,371 shares issued and 28,766,404 shares outstanding at December 31, 2019	29	29
Treasury stock, at cost, 29,967 shares as of March 31, 2020 and December 31, 2019	(24)	(24)
Additional paid-in capital	230,544	222,131
Accumulated deficit	(177,063)	(162,158)
Total stockholders’ equity	53,486	59,978
Total liabilities and stockholders' equity	$76,858	$82,494
See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Grant revenue	$320	$653
Operating expenses:
Research and development	11,449	5,721
General and administrative	3,159	2,316
Total operating expenses	14,608	8,037
Loss from operations	(14,288)	(7,384)
Other income (expense):
Loss from remeasurement of development derivative liability	(454)	—
Interest income	211	317
Interest expense	(378)	(226)
Foreign exchange gain	4	—
Total other income (expense)	(617)	91
Net loss	$(14,905)	$(7,293)
Net loss per common share, basic and diluted	$(0.52)	$(0.30)
Weighted average common shares outstanding, basic and diluted	28,773,274	24,498,388
See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	28,796,371	$29	(29,967)	$(24)	$222,131	$(162,158)	$59,978
Issuance of common stock warrants	—	—	—	—	7,925	—	7,925
Exercises of stock options	14,236	—	—	—	17	—	17
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(14,905)	(14,905)
Balance at March 31, 2020	28,810,607	$29	(29,967)	$(24)	$230,544	$(177,063)	$53,486

Balance at December 31, 2018	24,528,242	$25	(29,967)	$(24)	$173,837	$(122,911)	$50,927
Issuance of common stock warrants	—	—	—	—	210	—	210
Exercise of stock options	150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	238	—	238
Net loss	—	—	—	—	—	(7,293)	(7,293)
Balance at March 31, 2019	24,528,392	$25	(29,967)	$(24)	$174,285	$(130,204)	$44,082
See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(14,905)	$(7,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	31
Stock-based compensation	471	238
Loss from remeasurement of development derivative liability	454	—
Non-cash interest expense	132	129
Non-cash research and development expense	557	—
Other non-cash transactions	100	—
Changes in operating assets and liabilities:
Other receivable	337	(437)
Prepaid expenses and other assets	(9,602)	(91)
Accounts payable	(712)	225
Accrued expenses and other current liabilities	(713)	(1,533)
Net cash used in operating activities	(23,827)	(8,731)
Investing activities
Purchases of property and equipment	(558)	(84)
Acquisition of intellectual property rights	(100)	—
Net cash used in investing activities	(658)	(84)
Financing activities
Proceeds from development derivative liability	10,000	—
Payments of deferred stock offering costs	(116)	—
Long-term borrowings, net	—	616
Proceeds from exercise of stock options	17	—
Repayments of long-term debt	—	(938)
Net cash provided by (used in) financing activities	9,901	(322)
Net decrease in cash and cash equivalents	(14,584)	(9,137)
Cash, cash equivalents and restricted cash at the beginning of the period	74,025	61,051
Cash, cash equivalents and restricted cash at the end of the period	$59,441	$51,914
Supplemental disclosure for cash flow
Cash paid for interest	$246	$98
Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in conjunction with development derivative liability	$7,925	$—
Accrued interest on term loan refinanced to principal	$—	$308
Issuance of warrants in conjunction with debt	$—	$209
Debt refinanced with new term loan	$—	$6,563
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$—	$1,991
Deferred stock offering costs in accounts payable	$45	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$1,031	$11
See accompanying notes to unaudited condensed financial statements.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

1.	Organization and Description of Business
Description of Business
PhaseBio Pharmaceuticals, Inc. (the “Company”) was incorporated as a Delaware corporation on January 10, 2002. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases. The Company’s lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which the Company is developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. The Company’s second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension. PB1046 utilizes the Company’s proprietary half-life extending elastin-like polypeptide technology, which also serves as an engine for the Company’s preclinical pipeline. The Company is also developing its preclinical product candidate, PB6440, for treatment-resistant hypertension.
Liquidity
The Company has experienced net losses and negative cash flows from operations since its inception and, as of March 31, 2020, had an accumulated deficit of $177.1 million. The Company expects to continue to incur net losses for at least the next several years. As of March 31, 2020, the Company had cash and cash equivalents of $59.4 million and working capital of $65.0 million. In January 2020, the Company entered into a co-development agreement ("SFJ Agreement") with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company ("SFJ"), pursuant to which SFJ will provide funding and operational support for the clinical development of PB2452. Management believes that its existing cash and cash equivalents as of March 31, 2020, in addition to the $79.4 million in anticipated services and proceeds that the Company will receive pursuant to the SFJ Agreement, will be sufficient to fund operating expenses and capital requirements into the second half of 2021.
The Company currently has an effective shelf registration statement on Form S-3 ("2019 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"), which expires in January 2023. The 2019 Shelf Registration Statement currently permits the offering, issuance and sale by the Company of up to an aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, of which $60.0 million may be offered, issued and sold in "at-the-market" sales pursuant to an equity distribution agreement with Citigroup Global Markets Inc. and William Blair & Company, L.L.C ("Equity Distribution Agreement"). No securities have been sold under the 2019 Shelf Registration Statement or the Equity Distribution Agreement.
The Company is continuing to assess the effect that the COVID-19 pandemic may have on its business and operations. The extent to which COVID-19 may impact the Company's business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company's ability to access capital, which could in the future negatively affect its liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company's business and the value of its common stock.
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed financial statements have been made. Although these interim condensed financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim condensed financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

December 31, 2019, filed with the SEC on March 30, 2020, wherein a more complete discussion of significant accounting policies and certain other information can be found.
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
Use of Estimates
The preparation of the Company’s condensed financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. The most significant estimates in the Company’s condensed financial statements relate to the valuation of the development derivative liability and the clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.
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
Development Derivative Liability
Development derivative liability is recorded based on the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to contractual terms of the SFJ Agreement, which was determined to have been fair value. The liability is remeasured quarterly, as a Level 3 derivative, with any change in fair value recorded in the form of a gain (loss) from remeasurement of development derivative liability on the condensed statements of operations.
Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.
Leases
At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of March 31, 2020 or December 31, 2019.
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
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in either the three months ended March 31, 2020 or the year ended December 31, 2019.
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
Research and Development Expense
Research and development costs are expensed as incurred. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology has no alternative future use.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

The Black-Scholes option-pricing model requires the input of subjective assumptions, including the risk-free interest rate, the expected dividend yield of the Company’s common stock, the expected volatility of the price of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.
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
The Company records uncertain tax positions on the basis of a two-step process whereby (1)management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits, if any, within income tax expense, and any accrued interest and penalties are included within the related tax liability line.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

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
The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of March 31,
	2020	2019
Common stock options	3,623,910	2,525,055
Warrants to purchase common stock	2,349,595	113,203
Total	5,973,505	2,638,258
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, but will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Effective January 1, 2020, the Company adopted this ASU, which did not have a material impact on its condensed financial statements and related disclosures.

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
Notes to Condensed Financial Statements
(unaudited)

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
The fair value of the Company's financial commitment to SFJ in conjunction with the SFJ Agreement is presented as a development derivative liability based on Level 3 inputs.
The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Total	Fair Value Measurements at Reporting Date
		Level 1	Level 2	Level 3
As of March 31, 2020:
Assets
Cash equivalents	$59,190	$59,190	$—	$—
Liabilities
Development derivative liability	$3,086	$—	$—	$3,086
As of December 31, 2019:
Assets
Cash equivalents	$73,761	$73,761	$—	$—

4.	Property and Equipment
The following table presents the composition of property and equipment, net as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020	As of December 31, 2019
Lab equipment	$2,185	$2,112
Computer hardware, software and telephone	279	279
Furniture and fixtures	107	107
Leasehold improvements	67	67
Construction in progress	2,012	1,318
	4,650	3,883
Less accumulated depreciation	(2,013)	(1,959)
Property and equipment, net	$2,637	$1,924

5.	Accrued Expenses and Other Current Liabilities
The following table presents the composition of accrued expenses and other current liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	As of March 31, 2020	As of December 31, 2019
Accrued clinical and related costs	$695	$819
Accrued compensation and related costs	738	1,746
Accrued interest	84	84
Operating lease liability, short-term	271	265
Accrued other	103	266
Accrued expenses and other current liabilities	$1,891	$3,180

6.	Debt
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
In connection with the SVB Loan, the Company issued to SVB a warrant to purchase 49,713 shares of Series C-1 at an exercise price of $9.659 per share, which became exercisable for common stock following the Initial Public Offering ("IPO"). The warrant is immediately exercisable and expires on October 18, 2027. The Company was required to make a final payment equal to 7% of the original aggregate principal amount of the Growth Capital Advances at maturity. In November 2017, the Company drew $3.5 million from Tranche A.
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
The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowings of Tranches 1, 2 and 3, which is being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense under the SVB Loan and the 2019 Loan, including amortization of the debt discount related to the term debt, totaled $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The balance of the Final Payment liability was $0.3 million as of March 31, 2020 and is included in other long-term liabilities on the condensed balance sheet. The Company is in compliance with all covenants under the 2019 Loan as of March 31, 2020.
Based on a 39-month amortization of the outstanding principal amounts for the 2019 Loan, the following table sets forth by year the Company’s required future principal payments as of March 31, 2020 (in thousands):

Years Ending December 31,
2020 (remaining nine months)	$2,528
2021	5,316
2022	5,677
2023	1,479
Thereafter	—
Total principal payments	15,000
Less unamortized loan fees	(256)
Total term loan borrowings	$14,744
7.    Development Derivative Liability
In January 2020, the Company entered into the SFJ Agreement, pursuant to which SFJ has agreed to provide up to $120.0 million in funding and project management services in connection with the global Phase 3 clinical trial of PB2452. During the term of the SFJ Agreement, the Company will have primary responsibility for clinical development and regulatory activities for PB2452 in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for PB2452 in China and Japan and will provide clinical trials operational support in the European Union.
In March 2020, SFJ paid the Company an initial $10.0 million. From the inception of the SFJ Agreement through March 31, 2020, SFJ has reimbursed the Company for $0.6 million under the SFJ Agreement. SFJ will pay the Company an additional $79.4 million in six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021, less any services provided or amounts paid in clinical trial cost reimbursements. SFJ will also provide up to an additional $30.0 million upon the achievement of specified milestones with respect to the Company's clinical development of PB2452.
If the United States Food and Drug Administration ("FDA") approves a Biologics License Application for PB2452, the Company has agreed to pay to SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments (the “U.S. Approval Payments”). If the European Medicines Agency ("EMA") or the national regulatory authorities in certain European countries provide marketing approval of PB2452, the Company will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments (the “EU Approval Payments”).

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

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
Upon execution of the SFJ Agreement, the Company issued to SFJ 2,200,000 common stock warrants at an exercise price of $6.50 per share and a contractual term of ten years. The warrants were issued in two tranches: Tranche A and Tranche B. Tranche A represents 1,100,000 warrants that are immediately exercisable by SFJ, provided that SFJ may not sell such exercised shares until one year from the original warrant issuance date. Tranche B represents 1,100,000 warrants that are exercisable at the earlier of (i) the achievement of certain development milestones or (ii) the consummation of an Acquisition, as defined in the SFJ Agreement. The warrants are equity-classified and were valued at $7.9 million at issuance using a probability adjusted Black-Scholes valuation technique.
The Company accounts for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. At March 31, 2020, the derivative is presented as a liability in the Company's condensed balance sheet. Any changes in fair value are recorded within the Company's condensed statements of operations. The liability was initially recorded at a value of $2.1 million, which incorporates the $10.0 million upfront payment from SFJ and the issuance of the Company's common stock warrants to SFJ. During the three months ended March 31, 2020, SFJ provided services under the SFJ Agreement in the amount of $0.6 million and the development derivative liability was subsequently remeasured at March 31, 2020, as a Level 3 derivative. The change of fair value resulted in a $0.5 million loss from remeasurement of development derivative liability on the condensed statements of operations.
The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of funding, (ii) the probability and timing of achieving regulatory approvals, (iii) the Company's cost of borrowing (16.00% plus the risk free borrowing rate) and (iv) SFJ's cost of borrowing (2.50% plus the risk free borrowing rate).
The following table presents activity for the development derivative liability during the three months ended March 31, 2020 (in thousands):

Development Derivative Liability
Balance at December 31, 2019	$—
Initial payment, net of common stock warrants	2,075
Funding during the period	557
Change in fair value	454
Balance at March 31, 2020	$3,086

8.	Commitments and Contingencies
Legal Proceedings
The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company’s business, operating results, financial condition or cash flows.

9.	Leases

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

The Company leases office and research and development facilities and equipment under various non-cancellable operating lease agreements.
In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to July 31, 2018 and again to September 30, 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2019, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. As of March 31, 2020, the weighted average remaining lease term for the Company’s leases was 5.9 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 6.4%.
Maturities of operating lease liabilities as of March 31, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (remaining nine months)	$279
2021	377
2022	363
2023	272
2024	278
Thereafter	498
Total future minimum lease payments	2,067
Less: Present value adjustment	(358)
Operating lease liabilities	$1,709
The Company recognizes rent expense for the operating leases on a straight-line basis. Rent expense was $0.1 million for the three months ended March 31, 2020 and 2019.

10.	Stockholders’ Equity
April 2019 Offering
In April 2019, the Company completed an underwritten public offering of its common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.3 million after deducting underwriting discounts and commissions and other offering costs.
Shelf Registration Statement
In December 2019, the Company filed the 2019 Shelf Registration Statement on Form S-3, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of the Company's common stock that may be issued and sold in "at-the-market" sales pursuant to the Equity Distribution Agreement. No securities have been sold under the 2019 Shelf Registration Statement or the Equity Distribution Agreement.

11.	Stock-Based Compensation
Stock-based compensation expense has been reported in the Company’s condensed statements of operations for the three months ended March 31, 2020 and 2019 as follows (in thousands):

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	Three Months Ended March 31,
	2020	2019
General and administrative	$340	$192
Research and development	131	46
Total stock-based compensation	$471	$238
As of March 31, 2020, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $6.2 million, which was expected to be recognized in expense over a weighted-average period of approximately 3.1 years.

12.	License and Other Agreements
MedImmune Limited License Agreement
In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly-owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). The Company is obligated to make a series of contingent milestone payments totaling up to an aggregate of $18.0 million upon the achievement of clinical development and regulatory milestones. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company incurred no costs under the MedImmune License in the three months ended March 31, 2020 and 2019.
The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of PB2452 and provides MedImmune with the return of rights to PB2452 if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. The Company incurred no third-party product storage costs in the three months ended March 31, 2020 and 2019. AstraZeneca is a stockholder of the Company.
Duke License Agreement
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
The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of March 31, 2020, the Company was in compliance with its development obligations.
The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through March 31, 2020.
Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional nonroyalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third-party in the field of small-molecule oncologics, it will pay the Company a

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

specified percentage of the amount of such revenue in excess of $1.0 million. The Company incurred no costs under the Duke License in the three months ended March 31, 2020 and 2019.
Wacker License Agreement
In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries, and to commercialize PB2452, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company incurred $0.1 million and no costs under the Wacker License Agreement for the three months ended March 31, 2020 and 2019, respectively.
Viamet Asset Purchase Agreement
In January 2020, the Company entered into a purchase agreement ("PB6440 Agreement") with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., (the "Sellers"), pursuant to which the Company acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by the Company under the PB6440 Agreement, (together, "Compounds"). Under the terms of the PB6440 Agreement, the Company paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. The Company incurred $0.1 million in costs under the PB6440 Agreement for the three months ended March 31, 2020.

13.	Revenue
Grant revenue
In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of PB1046 for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the United States government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. The Company recognized $0.3 million and $0.7 million of revenue under the SBIR grants in the three months ended March 31, 2020 and 2019, respectively.
Revenue Under Collaborative Agreement
In April 2019, the Company entered into an agreement with ImmunoForge Co., Ltd. (“ImmunoForge”) for the exclusive, worldwide license of PB1023, a long-acting, recombinant glucagon-like peptide-1 analogue, for the treatment of certain diseases, including conditions related to sarcopenia.
The Company has received an upfront payment of $0.2 million upon execution of the contract, and $0.1 million for certain scientific consulting services and is entitled to receive $0.3 million in May 2020. The Company is eligible to receive milestone-based payments and mid-single digit royalty payments on net sales of licensed products, a percentage of which Duke University is entitled to receive pursuant to the Duke License. For the three months ended March 31, 2020 and 2019, the Company recognized no revenue related to the ImmunoForge agreement.
14.    Related Party Transactions

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

As described above in Note 12, the Company is party to the MedImmune License. AstraZeneca, the parent company of MedImmune, is a related party of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the periods ended December 31, 2019 and 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to PhaseBio Pharmaceuticals, Inc.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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

The FDA granted Breakthrough Therapy designation for PB2452 in April 2019. The European Medicines Agency, or EMA, granted PB2452 Priority Medicines, or PRIME, designation in February 2020. Based on feedback from the FDA, we intend to submit a Biologics License Application, or BLA, for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our Phase 3 trial, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure. We recently commenced our pivotal Phase 3 clinical trial and are currently working to identify and initiate additional clinical sites for this study, although the COVID-19 pandemic has temporarily impacted the pace of site initiation and patient enrollment. Based on an 18-month estimated enrollment timeline for the first 100 patients in the Phase 3 trial, we are targeting to submit our BLA for PB2452 in the second half of 2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic. To support full approval for patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure, the FDA recommended enrollment of 200 total patients in the Phase 3 trial. After we submit our BLA with data from the first 100 patients, we intend to complete the Phase 3 trial and establish a post-approval registry in accordance with FDA requirements. The Committee for Medicinal Products for Human Use, or CHMP, of the EMA has also generally agreed with our proposed development plan for PB2452.
With respect to the Phase 2b clinical trial for our PB1046 program, we temporarily paused enrollment of new patients in this trial as a precaution to minimize potential exposure of this patient population at high risk of serious illness from COVID-19. However, we also informed investigators that they could continue dosing PB1046 and performing assessments for current trial participants if they deemed it appropriate and such activities were permitted by their respective institutions. We have recently begun working with trial sites to help design plans to enable them to resume new patient enrollment, once appropriate and permitted, and certain sites have resumed screening patients on a limited basis. Additionally, we continue to identify new trial sites for future initiation. Although we had originally targeted to report results from this trial in the fourth quarter of 2020, because the COVID-19 outbreak temporarily prevented us from being able to initiate new trial sites and enroll new patients, we currently expect to report the results of this trial in 2021.
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
In April 2019, we received $46.3 million in net proceeds from an underwritten public offering of our common stock. In May 2019, we received an additional $2.5 million under our term loan with SVB and WestRiver, or our 2019 Loan, and in October 2019, we received an additional $5.0 million under our 2019 Loan. In January 2020, we entered into the SFJ Agreement pursuant to which SFJ has agreed to provide us up to $120.0 million of funding to support the clinical development of PB2452. In March 2020, SFJ paid us an initial $10.0 million. SFJ will pay us an additional $79.4 million in six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021, less any services provided or amounts paid in clinical trial cost reimbursements, and up to an additional $30.0 million upon the achievement of specified clinical development milestones with respect to our ongoing Phase 3 clinical trial of PB2452.
Since our inception, we have incurred significant operating losses. Our net loss was $14.9 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $177.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

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
Loss From Remeasurement of Development Derivative Liability
Loss from remeasurement of development derivative liability reflects the revaluation at each reporting date of our development derivative liability based on the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms under the SFJ Agreement, which is determined to be fair value. The liability is remeasured at the end of each quarter as a Level 3 derivative, with the change in fair value recorded in the condensed statements of operations.
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
License, Co-Development and Other Agreements
MedImmune Limited License Agreement
In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or Medimmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $1.0 million of which was incurred in the second quarter of 2019; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. From the inception of the MedImmune License through March 31, 2020, we have incurred costs of $1.6 million under the MedImmune License.
Co-Development Agreement with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ will provide us funding to support the global development of PB2452 as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of PB2452. SFJ paid us an initial $10.0 million in March 2020 after we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of PB2452. SFJ will pay us an additional $79.4 million in six equal quarterly payments beginning with the quarter ending September 30, 2020 and continue through the quarter ending December 31, 2021, less any services provided or amounts paid in clinical trial cost reimbursements. From the inception of the SFJ Agreement through March 31, 2020, SFJ reimbursed us for $0.6 million in PB2452 clinical trial costs under the SFJ Agreement. SFJ will also provide up to an additional $30.0 million upon the achievement of specified milestones with respect to our clinical development of PB2452. During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for PB2452 in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for PB2452 in China and Japan and will provide clinical trials operational support in the European Union.
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
Duke License Agreement
In October 2006, we entered into an exclusive license agreement, or the Duke License, with Duke University, or Duke, which we most recently amended in April 2019. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products covered by the Duke License, or Duke licensed products, relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional nonroyalty payments we receive, subject to certain conditions. From the inception of the Duke License through March 31, 2020, we have incurred royalty costs of $0.3 million under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries and to commercialize PB2452, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. We incurred $0.1 million in costs under the Wacker License Agreement for the three months ended March 31, 2020.
Viamet Asset Purchase Agreement
In January 2020, we entered into the PB6440 Agreement with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, Compounds. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. We incurred $0.1 million in costs under the PB6440 Agreement for the three months ended March 31, 2020.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Change
	2020	2019
Grant revenue	$320	$653	$(333)
Operating expenses:
Research and development	11,449	5,721	5,728
General and administrative	3,159	2,316	843
Total operating expenses	14,608	8,037	6,571
Loss from operations	(14,288)	(7,384)	(6,904)
Other income (expense):
Loss from remeasurement of development derivative liability	(454)	—	(454)
Interest income	211	317	(106)
Interest expense	(378)	(226)	(152)
Foreign exchange gain	4	—	4
Total other income (expense)	(617)	91	(708)
Net loss	$(14,905)	$(7,293)	$(7,612)
Grant Revenue

Grant revenue was $0.3 million for the three months ended March 31, 2020, compared to $0.7 million for the three months ended March 31, 2019. The decrease was a result of lower costs incurred that qualified for grant reimbursement under our government grants during the three months ended March 31, 2020.
Research and Development Expense
Research and development expense was $11.4 million for the three months ended March 31, 2020, compared to $5.7 million for the three months ended March 31, 2019. The increase of $5.7 million was primarily attributable to increased clinical and drug manufacturing activities related to PB2452, increased costs associated with our general research activities, increased clinical activity related to PB1046 and increased personnel costs due to additional headcount.
The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Change
	2020	2019
Preclinical and clinical development	$9,178	$4,314	$4,864
Compensation and related benefits	1,587	1,085	502
Stock-based compensation	131	46	85
Facilities expense	265	158	107
Other	288	118	170
Total research and development expenses	$11,449	$5,721	$5,728
We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Change
	2020	2019
External research and development expense by program:
PB2452	$6,868	$3,317	$3,551
PB1046	1,726	901	825
Unallocated research and development expense:
Compensation and stock-based compensation	1,718	1,131	587
Other research and development	1,137	372	765
Total research and development expenses	$11,449	$5,721	$5,728
General and Administrative Expense
General and administrative expense was $3.2 million for the three months ended March 31, 2020, compared to $2.3 million for the three months ended March 31, 2019. The increase of $0.8 million was primarily attributable to an increase in personnel expense due to additional headcount and increases in professional services related to consulting and legal services.
Loss From Remeasurement of Derivative Liability
Loss from remeasurement of derivative liability was $0.5 million for the three months ended March 31, 2020. The liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The derivative liability was subsequently remeasured at the end of the quarter as a Level 3 derivative.
Interest Income

Interest income was $0.2 million for the three months ended March 31, 2020, compared to $0.3 million for the three months ended March 31, 2019. The decrease of $0.1 million was attributable to lower balances of cash and cash equivalents during 2020.
Interest Expense
Interest expense was $0.4 million for the three months ended March 31, 2020, compared to $0.2 million for the three months ended March 31, 2019. The increase of $0.2 million was attributable to increased borrowings on the 2019 Loan.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and convertible preferred stock and borrowings under our term loans. In future periods, we expect to receive up to an additional $109.4 million from the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of PB2452. As of March 31, 2020, we had cash and cash equivalents of $59.4 million.
In March 2019, we entered into the 2019 Loan with SVB and WestRiver, pursuant to which we could borrow up to $15.0 million, issuable in three separate tranches. As of March 31, 2020, we had drawn on all three tranches under the 2019 Loan in the amounts of $7.5 million, $2.5 million and $5.0 million.
In April 2019, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.3 million after deducting underwriting discounts and commissions and other offering costs.
In December 2019, we filed a shelf registration statement on Form S-3, or the 2019 Shelf Registration Statement, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM Program, with Citigroup Global Markets Inc. and William Blair & Company, L.L.C. No securities have been sold under the 2019 Shelf Registration Statement or the ATM Program.
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide funding to support the development of PB2452 as a reversal agent for the antiplatelet drug ticagrelor. Pursuant to the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million, including an initial payment of $10.0 million paid in March 2020. SFJ will pay us an additional $79.4 million in six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021, less any services provided or amounts paid in clinical trial cost reimbursements. From the inception of the SFJ Agreement through March 31, 2020, SFJ reimbursed us for $0.6 million in PB2452 clinical trial costs. We are eligible to receive up to an additional $30.0 million upon the achievement of specific clinical development milestones with respect to our ongoing Phase 3 clinical trial of PB2452.
The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(23,827)	$(8,731)
Net cash used in investing activities	(658)	(84)
Net cash provided by (used in) financing activities	9,901	(322)
Net decrease in cash and cash equivalents	$(14,584)	$(9,137)
Operating Activities
Net cash used in operating activities was $23.8 million during the three months ended March 31, 2020. The use of cash primarily related to our net loss of $14.9 million, in addition to a $10.7 million change in our operating assets and liabilities. The use of cash was partially offset by non-cash expenses, including a $0.5 million loss from remeasurement of development derivative liability. The change in our operating assets and liabilities was principally due to a $9.6 million increase in prepaid expenses as a result of clinical trial payments related to PB2452 in the first quarter of 2020.
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
Investing Activities
Net cash used in investing activities was $0.7 million for the purchase of property and equipment and the acquisition of intellectual property rights during the three months ended March 31, 2020. Net cash used in investing activities was $0.1 million for the purchase of property and equipment during the three months ended March 31, 2019.
Financing Activities
Net cash provided by financing activities was $9.9 million during the three months ended March 31, 2020, due primarily to the receipt of $10.0 million under the SFJ Agreement, partially offset by $0.1 million in payments of stock offering costs. Net cash used in financing activities was $0.3 million during the three months ended March 31, 2019, due primarily to repayments of long-term debt of $0.9 million, partially offset by borrowings of $0.6 million related to the 2019 Loan.
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
We expect our existing cash and cash equivalents as of March 31, 2020, in addition to the $79.4 million in anticipated proceeds that we will receive pursuant to the SFJ Agreement, will be sufficient to fund our operating expenses and capital requirements into the second half of 2021. We intend to devote our existing cash to advance PB2452 and PB1046, fund the development of our ELP technology and preclinical programs and for general working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
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
We are continuing to assess the effect that the COVID-19 pandemic may have on our business and operations. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States generally accepted accounting policies, or GAAP. The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis.
Significant estimates include assumptions we have used in the determination of accrued research and development costs and those used for the inputs in our valuation of the development derivative liability. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
As disclosed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" of our 2019 Annual Report on Form 10-K, we believe that our critical accounting policy for accrued research and development expense is critical to the judgments and estimates used in the preparation of our financial statements.

In addition, we identified the following policy as a new critical policy that reflects significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions.
Development Derivative Liability
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ will provide funding to support the global development of PB2452 as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of PB2452. In March 2020, SFJ paid us an initial $10.0 million. SFJ will pay us an additional $79.4 million in six equal quarterly payments beginning with the quarter ending September 30, 2020 and continuing through the quarter ending December 31, 2021, less any services provided or amounts paid in clinical trial cost reimbursements. From the inception of the SFJ Agreement through March 31, 2020, SFJ has reimbursed us for $0.6 million in PB2452 clinical trial costs under the SFJ Agreement. SFJ will also provide up to an additional $30.0 million upon the achievement of specified milestones with respect to our clinical development of PB2452.

If the FDA approves a BLA for PB2452, we have agreed to pay to SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments, or the U.S. Approval Payments. If the EMA or the national regulatory authorities in certain European countries provide marketing approval of PB2452, we will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments, or the EU Approval Payments. The majority of the U.S. Approval Payments and the EU Approval Payments will be made from the third anniversary to the seventh anniversary of marketing approval in the applicable jurisdiction. If either the Pharmaceuticals and Medical Devices Agency, or the PMDA, of Japan or the National Medical Products Administration, or the NMPA, of China provide marketing approval of PB2452, we will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments, or the Japan/China Approval Payments, with the majority of the payments to be made from the fifth anniversary to the eighth anniversary of marketing approval. The Japan/China Approval Payments will only be paid once regardless of receipt of marketing approval in both Japan and China. The U.S. Approval Payments, EU Approval Payments and Japan/China Approval Payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million. We will not be obligated to make the U.S. Approval Payments if we do not receive marketing approval for PB2452 from the FDA, the EU Approval Payments if we do not receive marketing approval for PB2452 from the EMA or the national regulatory authority in certain European countries or the Japan/China Approval Payments if we do not receive marketing approval for PB2452 from either the PMDA or the NMPA.
We account for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. At March 31, 2020, the derivative is presented as a liability in our condensed balance sheet. Any changes in fair value are recorded within our condensed statements of operations. The liability was initially recorded at a value of $2.1 million, which incorporates the $10.0 million upfront payment from SFJ and the issuance of our common stock warrants to SFJ. During the three months ended March 31, 2020, SFJ provided services under the SFJ Agreement in the amount of $0.6 million and the development derivative liability was subsequently remeasured at March 31, 2020, as a Level 3 derivative. The change of fair value resulted in a $0.5 million loss from remeasurement of development derivative liability on the condensed statements of operations.
The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of funding, (ii) the probability and timing of achieving regulatory approvals, (iii) our cost of borrowing (16.00% plus the risk free borrowing rate) and (iv) SFJ's cost of borrowing (2.50% plus the risk free borrowing rate).
If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.
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
With respect to the quarter ended March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Financial Position and Capital Needs
The ongoing COVID-19 pandemic is likely to adversely impact our business and operations, including our clinical trials.
Our business operations are likely to be adversely affected by the effects of the recent and evolving COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. The U.S., state and local governments have imposed travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for all employees.
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

•
interruption of key clinical trial activities, such as clinical trial site monitoring, and the ability or willingness of subjects to travel to trial sites due to limitations on travel imposed or recommended by federal or state governments, employers and others; and

•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

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
We recently commenced our pivotal Phase 3 clinical trial for PB2452 and are currently working to identify and initiate additional clinical sites for this study, although the COVID-19 pandemic has temporarily impacted the pace of site initiation and patient enrollment. Based on an 18-month estimated enrollment timeline for the first 100 patients in the Phase 3 trial, we are targeting to submit our BLA for PB2452 in the second half of 2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic.
With respect to the Phase 2b clinical trial for our PB1046 program, we temporarily paused enrollment of new patients in this trial as a precaution to minimize potential exposure of this patient population at high risk of serious illness from COVID-19. However, we also informed investigators that they could continue dosing PB1046 and performing assessments for current trial participants if they deemed it appropriate and such activities were permitted by their respective institutions. We have recently begun working with trial sites to help design plans to enable them to resume new patient enrollment, once appropriate and permitted, and certain sites have resumed screening patients on a limited basis. Additionally, we continue to identify new trial sites for future initiation. Although we had originally targeted to report results from this trial in the fourth quarter of 2020, because the COVID-19 outbreak temporarily prevented us from being able to initiate new trial sites and enroll new patients, we currently expect to report the results of this trial in 2021.
In addition, remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could negatively impact productivity, disrupt our ongoing research and development activities and impact our operations, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations and their effect on our ability to conduct our business in the ordinary course. In addition, although our employees are accustomed to working remotely, changes in internal controls due to remote work arrangements could potentially result in control deficiencies in the preparation of our financial reports, which could be significant.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
The global COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact our business and clinical trials will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.
In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with a limited operating history.

Since our inception, we have incurred significant net losses. Our net loss was $14.9 million for the quarter ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $177.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, private placements of convertible debt and convertible preferred stock and borrowings under our term loan. In future periods we expect to receive up to $109.4 million from the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of PB2452. We have no products approved for commercialization and have never generated any revenue from product sales.
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
As of March 31, 2020, we had cash and cash equivalents of $59.4 million. We believe that our existing cash and cash equivalents as of March 31, 2020, in addition to the $79.4 million in anticipated proceeds that we will receive pursuant to the SFJ Agreement, will be sufficient to fund our operating expenses and capital requirements into the second half of 2021. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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
We will require additional capital to commercialize PB2452, PB1046 and PB6440. If we receive regulatory approval for any of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. Except with respect to the funding obligations pursuant to the SFJ Agreement, we do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, under the SFJ Agreement, we granted SFJ a first-priority security interest in all of our assets related to PB2452, subject only to the lien of SVB and WestRiver, or the Lenders, for existing indebtedness to the Lenders. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to intellectual property related to PB2452. Similarly, our loan and security agreement with the Lenders is secured by a security interest in substantially all of our current and future assets. We are also obligated to comply with various other customary covenants, including restrictions on our ability to encumber our intellectual property assets. The security interests granted to SFJ and the Lenders may preclude future debt financing or make the terms of such financings less favorable.
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
On January 9, 2020, we entered into the SFJ Agreement, pursuant to which SFJ is to provide up to $120.0 million to support the global development of PB2452. If we receive regulatory approval for PB2452 as a reversal agent for the antiplatelet drug ticagrelor, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. Our ability to make these required payments depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to meet our obligations under the SFJ Agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ. We have granted SFJ a first-priority security interest in all of our assets related to PB2452, subject only to the lien of the Lenders for existing indebtedness to the Lenders. If we are unable to meet our payment obligations to SFJ, SFJ may exercise its remedies as a holder of a first-priority security interest, which would result in a loss of our assets and our business would be materially harmed.
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

•
potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;

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
As of the date of this Quarterly Report on Form 10-Q, our patent estate contained at least 19 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 22 United States patents, 18 United States patent applications, over 60 foreign patents and over 60 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, known as “covered entities”, and their respective HIPAA “business associates”, which are independent contractors that perform certain services involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;

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
There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas United States District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a plan to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has started soliciting feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS's policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
As of March 31, 2020, we had approximately 40 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our stock price has been, and may continue to be, volatile. Since our initial public offering, or IPO, our common stock has traded at prices ranging from $2.55 to $16.65 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the

Tax Act, which significantly revises the United States Internal Revenue Code of 1986, as amended. Future guidance from the United States Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, on March 27, 2020, President Trump signed into law the CARES Act, which modifies in certain respects the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our United States operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future United States tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.
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
At December 31, 2019, we had federal and state net operating loss, or NOL, carryforwards of $149.0 million, $153.4 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022, unless previously utilized. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal net operating losses incurred in taxable years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses incurred in the taxable year beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
As a public company listed in the United States, we are incurring significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018

3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018

4.1	Form of Warrant to Purchase Shares of Series B Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. on December 22, 2009.	S-1	333-227474	4.2	September 21, 2018

4.2	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018

4.3	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018

4.4	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.	10-K	001-38697	4.4	March 26, 2019

4.5	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.	10-K	001-38697	4.5	March 26, 2019

4.6	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on July 26, 2019.	10-Q	001-38697	4.6	August 14, 2019

4.7	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on July 26, 2019.	10-Q	001-38697	4.7	August 14, 2019

4.8	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 2, 2019.	10-Q	001-38697	4.8	November 14, 2019

4.9	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on October 2, 2019.	10-Q	001-38697	4.9	November 14, 2019

4.10	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to SFJ Pharmaceuticals X, Ltd. on January 9, 2020	10-K	001-38697	4.10	March 30, 2020

4.11	Description of PhaseBio Pharmaceuticals, Inc. Common Stock	10-K	001-38697	4.11	March 30, 2020

10.1	Amendment to License Agreement, dated January 9, 2020, by and between PhaseBio Pharmaceuticals, Inc. and MedImmune Limited	10-K	001-38697	10.13	March 30, 2020

10.2	Consent and First Amendment to Loan and Security Agreement, dated as of March 19, 2020, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.	10-K	001-38697	10.16	March 30, 2020

10.3	Subordination Agreement, dated as of March 19, 2020, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and SFJ Pharmaceuticals X, Ltd.	10-K	001-38697	10.17	March 30, 2020

10.4††	Intellectual Property Security Agreement, dated as of March 19, 2020, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.	10-K	001-38697	10.18	March 30, 2020

10.5††	Co-Development Agreement, dated January 9, 2020, by and between PhaseBio Pharmaceuticals, Inc. and SFJ Pharmaceuticals X, Ltd.	10-K	001-38697	10.21	March 30, 2020

10.6††	Form of Program Transfer Agreement by and between PhaseBio Pharmaceuticals Inc. and SFJ Pharmaceuticals X. Ltd.	10-K	001-38697	10.22	March 30, 2020

10.7††	Asset Purchase Agreement, dated January 13, 2020, by and between PhaseBio Pharmaceuticals, Inc., Viamet Pharmaceuticals Holdings, LLC and Selenity Therapeutics (Bermuda), Ltd.	10-K	001-38697	10.23	March 30, 2020

31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.

+	Indicates management contract or compensatory plan.

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

PHASEBIO PHARMACEUTICALS INC.

May 12, 2020	By:	/s/ John P. Sharp
John P. Sharp Chief Financial Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)