Form 10-Q
period 2020-06-30
PhaseBio Pharmaceuticals Inc
filed 2020-08-11
CIK 1169245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Common Stock	Outstanding Shares as of August 6, 2020
Common Stock, $0.001 par value	29,342,892

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
PHASEBIO PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$53,025	$74,025
Other receivables	—	1,233
Prepaid expenses and other assets	10,716	3,565
Total current assets	63,741	78,823
Property and equipment, net	4,876	1,924
Operating lease right-of-use assets	2,136	1,715
Other assets	57	32
Total assets	$70,810	$82,494
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$5,015	$2,378
Accounts payable	6,967	2,921
Accrued expenses and other current liabilities	5,820	3,180
Total current liabilities	17,802	8,479
Long-term debt, net	9,768	12,326
Operating lease liabilities, net	1,773	1,508
Development derivative liability	14,686	—
Other long-term liabilities	388	203
Total liabilities	44,417	22,516
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,891,534 shares issued and 28,861,567 shares outstanding at June 30, 2020; 28,796,371 shares issued and 28,766,404 shares outstanding at December 31, 2019	29	29
Treasury stock, at cost, 29,967 shares as of June 30, 2020 and December 31, 2019	(24)	(24)
Additional paid-in capital	231,593	222,131
Accumulated deficit	(205,205)	(162,158)
Total stockholders’ equity	26,393	59,978
Total liabilities and stockholders' equity	$70,810	$82,494

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Grant revenue	$—	$203	$320	$856
Revenue under collaborative agreement	—	500	—	500
Total revenue	—	703	320	1,356
Operating expenses:
Research and development	20,856	7,781	32,305	13,502
General and administrative	3,242	2,404	6,401	4,720
Total operating expenses	24,098	10,185	38,706	18,222
Loss from operations	(24,098)	(9,482)	(38,386)	(16,866)
Other income (expense):
Loss from remeasurement of development derivative liability	(3,708)	—	(4,162)	—
Interest income	21	491	232	808
Interest expense	(379)	(219)	(757)	(445)
Foreign exchange gain (loss)	22	(22)	26	(22)
Total other income (expense)	(4,044)	250	(4,661)	341
Net loss	$(28,142)	$(9,232)	$(43,047)	$(16,525)
Net loss per common share, basic and diluted	$(0.98)	$(0.33)	$(1.50)	$(0.63)
Weighted average common shares outstanding, basic and diluted	28,805,238	27,932,610	28,789,256	26,224,986

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	28,796,371	$29	(29,967)	$(24)	$222,131	$(162,158)	$59,978
Issuance of common stock warrants	—	—	—	—	7,925	—	7,925
Exercises of stock options	14,236	—	—	—	17	—	17
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(14,905)	(14,905)
Balance at March 31, 2020	28,810,607	29	(29,967)	(24)	230,544	(177,063)	53,486
Issuance of common stock in public offering, net	80,523	—	—	—	473	—	473
Exercises of stock options	404	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	575	—	575
Net loss	—	—	—	—	—	(28,142)	(28,142)
Balance at June 30, 2020	28,891,534	$29	(29,967)	$(24)	$231,593	$(205,205)	$26,393

Balance at December 31, 2018	24,528,242	$25	(29,967)	$(24)	$173,837	$(122,911)	$50,927
Issuance of common stock warrants	—	—	—	—	210	—	210
Exercise of stock options	150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	238	—	238
Net loss	—	—	—	—	—	(7,293)	(7,293)
Balance at March 31, 2019	24,528,392	25	(29,967)	(24)	174,285	(130,204)	44,082
Issuance of common stock warrants	—	—	—	—	86	—	86
Issuance of common stock in public offering, net	4,124,475	4	—	—	46,273	—	46,277
Exercises of stock options	74,740	—	—	—	126	—	126
Stock-based compensation	—	—	—	—	270	—	270
Net loss	—	—	—	—	—	(9,232)	(9,232)
Balance at June 30, 2019	28,727,607	$29	(29,967)	$(24)	$221,040	$(139,436)	$81,609

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(43,047)	$(16,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	74
Stock-based compensation	1,046	508
Loss from remeasurement of development derivative liability	4,162	—
Non-cash interest expense	261	254
Non-cash research and development expense	5,735	—
Other non-cash transactions	100	—
Changes in operating assets and liabilities:
Other receivables	1,233	(948)
Prepaid expenses and other assets	(7,107)	(2,008)
Accounts payable	4,302	1,243
Accrued expenses and other current liabilities	419	(1,463)
Net cash used in operating activities	(32,785)	(18,865)
Investing activities
Purchases of property and equipment	(1,079)	(429)
Acquisition of intellectual property rights	(100)	—
Net cash used in investing activities	(1,179)	(429)
Financing activities
Proceeds from development derivative liability	12,649	—
Proceeds from issuance of common stock in public offering, net	472	46,308
Payments of deferred stock offering costs	(175)	—
Long-term borrowings, net	—	3,089
Proceeds from exercise of stock options	18	126
Repayments of long-term debt	—	(938)
Net cash provided by financing activities	12,964	48,585
Net (decrease) increase in cash and cash equivalents	(21,000)	29,291
Cash, cash equivalents and restricted cash at the beginning of the period	74,025	61,051
Cash, cash equivalents and restricted cash at the end of the period	$53,025	$90,342
Supplemental disclosure for cash flow
Cash paid for interest	$496	$191
Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in conjunction with development derivative liability	$7,925	$—
Accrued interest on term loan refinanced to principal	$—	$308
Issuance of warrants in conjunction with debt	$—	$296
Debt refinanced with new term loan	$—	$6,563
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$564	$1,991
Deferred stock offering costs included in accounts payable and accrued expenses	$—	$31
Purchases of property and equipment included in accounts payable and accrued expenses	$2,741	$6

See accompanying notes to unaudited condensed financial statements.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
1. Organization and Description of Business
Description of Business
PhaseBio Pharmaceuticals, Inc. (the “Company”) was incorporated as a Delaware corporation on January 10, 2002. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases. The Company’s lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which the Company is developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. The Company’s second product candidate, PB1046, is in Phase 2 development for the treatment of pulmonary arterial hypertension ("PAH") and in a Phase 2 clinical trial for the treatment of hospitalized COVID-19 patients at high risk for rapid clinical deterioration and acute respiratory distress syndrome ("ARDS"), which the Company refers to as the VANGARD trial. PB1046 utilizes the Company’s proprietary half-life extending elastin-like polypeptide technology, which also serves as an engine for the Company’s preclinical pipeline. The Company is also developing its preclinical product candidate, PB6440, for treatment-resistant hypertension.
Liquidity
The Company has experienced net losses and negative cash flows from operations since its inception and, as of June 30, 2020, had an accumulated deficit of $205.2 million. The Company expects to continue to incur net losses for at least the next several years. As of June 30, 2020, the Company had cash and cash equivalents of $53.0 million and working capital of $45.9 million. In January 2020, the Company entered into a co-development agreement ("SFJ Agreement") with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company ("SFJ"), pursuant to which SFJ will provide funding and operational support for the clinical development of PB2452. Management believes that its existing cash and cash equivalents as of June 30, 2020, in addition to the $2.4 million received in July 2020 through the issuance of common stock under the Company's ATM Program (as defined below) and the $71.6 million in anticipated services and proceeds that the Company will receive pursuant to the SFJ Agreement, will be sufficient to fund operating expenses and capital requirements into the second half of 2021.
The Company currently has an effective shelf registration statement on Form S-3 ("2019 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"), which expires in January 2023. The 2019 Shelf Registration Statement currently permits the offering, issuance and sale by the Company of up to an aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, of which $60.0 million may be offered, issued and sold in "at-the-market" sales pursuant to an equity distribution agreement with Citigroup Global Markets Inc. and William Blair & Company, L.L.C. (the "ATM Program").
The Company is continuing to assess the effect that the COVID-19 pandemic may have on its business and operations. The extent to which COVID-19 may impact the Company's business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic distribution of the disease over time, the efficacy and availability of vaccines and antiviral agents against the disease, the continued duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the continued duration of, COVID-19 may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing the Company's ability to access capital, which could in the future negatively affect its liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company's business and the value of its common stock.
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. All adjustments, consisting only of normal recurring adjustments,

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
necessary for a fair presentation of the accompanying condensed financial statements have been made. Although these interim condensed financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim condensed financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, wherein a more complete discussion of significant accounting policies and certain other information can be found.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.
Leases
At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of June 30, 2020 or December 31, 2019.
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
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in either the six months ended June 30, 2020 or the year ended December 31, 2019.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based compensation based on the estimated fair value at the date of grant. Currently, the Company’s stock-based awards consist only of stock options; however, future grants under the Company’s equity compensation plan may also consist of shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units. The Company also maintains an employee stock purchase program ("ESPP") under which it may issue shares. The Company estimates the fair value of stock options and shares that will be issued under the ESPP using the Black-Scholes option-pricing model, which requires the use of estimates. The Company recognizes stock-based compensation cost for ratably vesting stock options and for shares that it will issue under the ESPP on a straight-line basis over the requisite service period of the award and records forfeitures in the period in which they occur.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	As of June 30,
	2020	2019
Common stock options	3,740,815	2,433,115
Warrants to purchase common stock	2,349,595	125,333
Employee stock purchase program	271,012	—
Total	6,361,422	2,558,448
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
The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	Total	Fair Value Measurements at Reporting Date
		Level 1	Level 2	Level 3
As of June 30, 2020:
Assets
Cash equivalents	$52,774	$52,774	$—	$—
Liabilities
Development derivative liability	$14,686	$—	$—	$14,686
As of December 31, 2019:
Assets
Cash equivalents	$73,761	$73,761	$—	$—

4. Property and Equipment
The following table presents the composition of property and equipment, net as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020	As of December 31, 2019
Lab equipment	$2,255	$2,112
Computer hardware, software and telephone	279	279
Furniture and fixtures	107	107
Leasehold improvements	67	67
Construction in progress	4,238	1,318
	6,946	3,883
Less accumulated depreciation	(2,070)	(1,959)
Property and equipment, net	$4,876	$1,924
5. Accrued Expenses and Other Current Liabilities
The following table presents the composition of accrued expenses and other current liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020	As of December 31, 2019
Accrued clinical and related costs	$3,935	$819
Accrued compensation and related costs	1,162	1,746
Accrued interest	81	84
Operating lease liability, short-term	425	265
Accrued other	217	266
Accrued expenses and other current liabilities	$5,820	$3,180
6. Debt
Term Loans
October 2017 Loan Agreement with Silicon Valley Bank
In October 2017, the Company entered into a Loan and Security Agreement (“SVB Loan”) with Silicon Valley Bank (“SVB”), pursuant to which the Company could borrow up to $7.5 million, issuable in three separate tranches (“Growth Capital

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowings of Tranches 1, 2 and 3, which is being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense under the SVB Loan and the 2019 Loan, including amortization of the debt discount related to the term debt, totaled $0.4 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. The balance of the

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Final Payment liability was $0.4 million as of June 30, 2020 and is included in other long-term liabilities on the condensed balance sheet. The Company is in compliance with all covenants under the 2019 Loan as of June 30, 2020.
Based on a 39-month amortization of the outstanding principal amounts for the 2019 Loan, the following table sets forth by year the Company’s required future principal payments as of June 30, 2020 (in thousands):

Years Ending December 31,
2020 (remaining six months)	$2,528
2021	5,316
2022	5,677
2023	1,479
Thereafter	—
Total principal payments	15,000
Less unamortized loan fees	(217)
Total term loan borrowings	$14,783
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
From the inception of the SFJ Agreement through June 30, 2020, SFJ has provided funding and paid for amounts on the Company's behalf in the aggregate amount of $18.4 million under the SFJ Agreement. SFJ will pay the Company an additional $71.6 million in six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021, less certain services to be provided or amounts to be paid in clinical trial cost reimbursements. SFJ will also provide up to an additional $30.0 million upon the achievement of specified milestones with respect to the Company's clinical development of PB2452.
If the United States Food and Drug Administration ("FDA") approves a Biologics License Application for PB2452, the Company has agreed to pay to SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments (the “U.S. Approval Payments”). If the European Medicines Agency ("EMA") or the national regulatory authorities in certain European countries provide marketing approval of PB2452, the Company will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments (the “EU Approval Payments”). The majority of the U.S. Approval Payments and the EU Approval Payments will be made from the third anniversary to the seventh anniversary of marketing approval in the applicable jurisdiction. If either the Pharmaceuticals and Medical Devices Agency (the “PMDA”) of Japan or the National Medical Products Administration (the “NMPA”) of China provides marketing approval of PB2452, the Company will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments (the “Japan/China Approval Payments”), with the majority of the payments to be made from the fifth anniversary to the eighth anniversary of marketing approval. The Japan/China Approval Payments will only be paid once regardless of receipt of marketing approval in both Japan and China. The U.S. Approval Payments, EU Approval Payments and Japan/China Approval Payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million. The Company will not be obligated to make the U.S. Approval Payments if it does not receive marketing approval for PB2452 from the FDA, the EU Approval Payments if it does not receive marketing approval for PB2452 from the EMA or the national regulatory authority in certain European countries or the Japan/China Approval Payments if it does not receive marketing approval for PB2452 from either the PMDA or the NMPA.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Agreement. The warrants are equity-classified and were valued at $7.9 million at issuance using a probability adjusted Black-Scholes valuation technique.
The Company accounts for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. At June 30, 2020, the derivative is presented as a liability in the Company's condensed balance sheet. Any changes in fair value are recorded within the Company's condensed statements of operations. The liability was initially recorded at a value of $2.1 million, which incorporates the $10.0 million upfront payment from SFJ and the issuance of the Company's common stock warrants to SFJ. During the six months ended June 30, 2020, SFJ provided additional funding and paid for amounts on the Company's behalf in the aggregate amount of $8.4 million, and the development derivative liability was subsequently remeasured at June 30, 2020, as a Level 3 derivative. The change of fair value resulted in a $4.2 million loss from remeasurement of development derivative liability on the condensed statements of operations.
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
The following table presents activity for the development derivative liability during the six months ended June 30, 2020 (in thousands):

Development Derivative Liability
Balance at December 31, 2019	$—
Initial payment, net of common stock warrants	2,075
Funding during the period	8,449
Change in fair value	4,162
Balance at June 30, 2020	$14,686
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
In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to July 2018 and again to September 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2019, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. In June 2020, the Company entered into a lease for additional office space in Malvern, Pennsylvania, which expires in September 2023. As of June 30, 2020, the weighted average remaining lease term for the Company’s leases was 5.0 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 5.7%.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Maturities of operating lease liabilities as of June 30, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (remaining six months)	$262
2021	561
2022	552
2023	416
2024	278
Thereafter	498
Total future minimum lease payments	2,567
Less: Present value adjustment	(369)
Operating lease liabilities	$2,198

The Company recognizes rent expense for the operating leases on a straight-line basis. Rent expense was $0.1 million for the three months ended June 30, 2020 and 2019, and $0.2 million for the six months ended June 30, 2020 and 2019.
10. Stockholders’ Equity
April 2019 Offering
In April 2019, the Company completed an underwritten public offering of its common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.3 million after deducting underwriting discounts and commissions and other offering costs.
Shelf Registration Statement
In December 2019, the Company filed the 2019 Shelf Registration Statement on Form S-3, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of the Company's common stock that may be issued and sold in "at-the-market" sales under the ATM Program. During the six months ended June 30, 2020, the Company sold 80,523 shares of common stock pursuant to the ATM Program for gross proceeds of $0.5 million.
11. Stock-Based Compensation
Stock-based compensation expense has been reported in the Company’s condensed statements of operations for the three and six months ended June 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative	$402	$205	$742	$397
Research and development	173	65	304	111
Total stock-based compensation	$575	$270	$1,046	$508

As of June 30, 2020, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $6.0 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.9 years.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
In October 2018, the Company's board of directors and stockholders approved the 2018 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on October 17, 2018, and is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code.
Under the ESPP, eligible employees are granted rights to purchase shares of common stock, which are funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan, and the Company recorded stock-based compensation expense of $21,000 for the three and six months ended June 30, 2020. As of June 30, 2020, no shares of common stock had been issued under the ESPP.
As of June 30, 2020, the total unrecognized compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years.
12. License and Other Agreements
MedImmune Limited License Agreement
In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly-owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). The Company is obligated to make a series of contingent milestone payments totaling up to an aggregate of $18.0 million upon the achievement of clinical development and regulatory milestones. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company incurred no costs under the MedImmune License in the three and six months ended June 30, 2020 and 2019.
The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of PB2452 and provides MedImmune with the return of rights to PB2452 if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. The Company incurred no third-party product storage costs in the three and six months ended June 30, 2020 and 2019. AstraZeneca is a stockholder of the Company.
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
The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of June 30, 2020, the Company was in compliance with its development obligations.
The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through June 30, 2020.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional nonroyalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third-party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $1.0 million. The Company incurred no costs under the Duke License in the three and six months ended June 30, 2020 and incurred $0.3 million in costs in the three and six months ended June 30, 2019.
Wacker License Agreement
In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries, and to commercialize PB2452, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company incurred $0.1 million and $0.2 million under the Wacker License Agreement for the three and six months ended June 30, 2020, respectively, and no costs for the three and six months ended June 30, 2019.
Viamet Asset Purchase Agreement
In January 2020, the Company entered into a purchase agreement ("PB6440 Agreement") with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., (the "Sellers"), pursuant to which the Company acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by the Company under the PB6440 Agreement, (together, "Compounds"). Under the terms of the PB6440 Agreement, the Company paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. The Company incurred zero and $0.1 million in costs under the PB6440 Agreement for the three and six months ended June 30, 2020, respectively.
13. Revenue
Grant revenue
In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of PB1046 for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the United States government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. The Company recognized zero and $0.2 million of revenue under the SBIR grants in the three months ended June 30, 2020 and 2019, respectively and $0.3 million and $0.9 million in the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020, the Company has received all $2.8 million in funding available under the SBIR grant.
Revenue Under Collaborative Agreement
In April 2019, the Company entered into an agreement with ImmunoForge Co., Ltd. (“ImmunoForge”) for the exclusive, worldwide license of PB1023, a long-acting, recombinant glucagon-like peptide-1 analogue, for the treatment of certain diseases, including conditions related to sarcopenia.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
In addition to upfront payments already received, the Company is eligible to receive milestone-based payments and mid-single digit royalty payments on net sales of licensed products, a percentage of which Duke University is entitled to receive pursuant to the Duke License. The Company recognized no revenue for the three and six months ended June 30, 2020 and $0.5 million for the three and six months ended June 30, 2019 related to the ImmunoForge agreement.
14. Related Party Transactions
As described above in Note 12, the Company is party to the MedImmune License. AstraZeneca, the parent company of MedImmune, is a related party of the Company.
15. Subsequent Events
In July 2020, the Company raised gross proceeds of $2.4 million pursuant to the ATM Program, selling 481,325 shares of common stock. The Company has $197.1 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.1 million may be sold under the ATM Program.

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
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases. Our lead product candidate, PB2452, is a novel reversal agent for the antiplatelet drug ticagrelor, which we are developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of PB2452 in the United States through an accelerated approval process. In our completed Phase 2a clinical trial of PB2452, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours. Our second product candidate, PB1046, is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension, or PAH. In May 2020, we received FDA authorization to proceed with VANGARD, a Phase 2 clinical trial to evaluate PB1046 as a treatment for hospitalized COVID-19 patients who are at high risk for rapid clinical deterioration and acute respiratory distress syndrome, or ARDS. PB1046 utilizes our proprietary half-life extending elastin-like polypeptide, or ELP, technology, which also serves as an engine for our preclinical pipeline. We are also developing our preclinical product candidate, PB6440, for treatment-resistant hypertension. We retain worldwide commercial rights to all of our product candidates.
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
The FDA granted Breakthrough Therapy designation for PB2452 in April 2019. The European Medicines Agency, or EMA, granted PB2452 Priority Medicines, or PRIME, designation in February 2020. Based on feedback from the FDA, we intend to submit a Biologics License Application, or BLA, for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our Phase 3 trial, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure. We have commenced our pivotal Phase 3 clinical trial and are currently working to identify and initiate additional clinical sites for this study, although the COVID-19 pandemic has temporarily impacted the pace of site initiation and patient enrollment. Based on an 18-month estimated enrollment timeline for the first 100 patients in the Phase 3 trial, we are targeting to submit our BLA for PB2452 in the second half of 2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic. To support full approval for patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure, the FDA recommended enrollment of 200 total patients in the Phase 3 trial. After we submit our BLA with data from the first 100 patients, we intend to complete the Phase 3 trial and establish a post-approval registry in accordance with FDA requirements. The Committee for Medicinal Products for Human Use, or CHMP, of the EMA has also generally agreed with our proposed development plan for PB2452.
With respect to our PB1046 program, we temporarily paused enrollment of new patients in our Phase 2b clinical trial for the treatment of PAH as a precaution to minimize potential exposure of this patient population at high risk of serious illness from COVID-19. However, we also informed investigators that they could continue dosing PB1046 and performing assessments for current trial participants if they deemed it appropriate and such activities were permitted by their respective institutions. Certain sites have resumed screening patients on a limited basis and we continue to work with trial sites to help design plans to enable them to resume new patient enrollment, once appropriate and permitted. Additionally, we continue to identify new trial sites for future initiation. We currently expect to report the top-line results of this trial in 2021.
The VANGARD trial will evaluate PB1046 as a treatment for hospitalized COVID-19 patients who are at high risk for rapid clinical deterioration and ARDS. The trial is a multi-center, randomized, double-blind, parallel-group trial that will assess the efficacy and safety of once-weekly subcutaneous injections of PB1046 in hospitalized COVID-19 patients. Approximately 210 patients are targeted to be enrolled at approximately 20 sites nationwide. The primary endpoint will measure days alive and free of respiratory failure. We enrolled the first patient in the trial in July 2020. Subject to the pace of enrollment and any further impacts of the COVID-19 pandemic, we are targeting to report top-line results of this trial late in the fourth quarter of 2020. The FDA has informed us that positive, clearly interpretable and clinically meaningful trial results would enable us to submit a BLA for PB1046 in this indication.
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
In April 2019, we received $46.3 million in net proceeds from an underwritten public offering of our common stock. In May 2019, we received an additional $2.5 million under our term loan with SVB and WestRiver, or our 2019 Loan, and in October 2019, we received an additional $5.0 million under our 2019 Loan. In January 2020, we entered into the SFJ Agreement pursuant to which SFJ has agreed to provide us up to $120.0 million of funding to support the clinical development of PB2452. In March 2020, SFJ paid us an initial $10.0 million. SFJ will pay us an additional $71.6 million in six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021, less certain services to be provided or amounts to be paid in clinical trial cost reimbursements, and up to an additional $30.0 million upon the achievement of specified clinical development milestones with respect to our ongoing Phase 3 clinical trial of PB2452.
Since our inception, we have incurred significant operating losses. Our net loss was $43.0 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $205.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:
•continue our ongoing clinical trials of PB2452 and PB1046, as well as initiate and complete additional clinical trials, as needed;
•seek to expand our geographical reach through the SFJ Agreement and the corresponding clinical development support fees that we will incur;
•pursue regulatory approvals for PB2452 as a reversal agent for the antiplatelet drug ticagrelor and PB1046 for the treatment of PAH and for the treatment of hospitalized COVID-19 patients who are at high risk for rapid clinical deterioration and ARDS;
•develop PB6440 for treatment-resistant hypertension;
•seek to discover and develop additional clinical and preclinical product candidates;
•scale up our clinical and regulatory capabilities;
•establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including PB2452 and PB1046;
•adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, manufacturing and scientific personnel;
•add operational, financial and management information systems and personnel, including personnel to support our product development and possible future commercialization efforts; and
•incur additional legal, accounting and other expenses in operating as a public company.
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
Research and Development Expense
Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:
•expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our clinical trials and preclinical studies;
•manufacturing and supply scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial supply and potential commercial supply, including manufacturing validation batches;
•clinical development support fees that we incur related to the SFJ Agreement;
•outsourced professional scientific development services;
•employee-related expenses, which include salaries, benefits and stock-based compensation;
•licensing costs payable to third parties for use of their intellectual property;
•expenses relating to regulatory activities; and
•facilities, laboratory materials and supplies used to support our research activities.
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
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our product candidates, or when, if ever, material net cash inflows may commence from those candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:
•delays caused by the COVID-19 pandemic;
•delays in regulators or institutional review boards authorizing us or our investigators to commence our clinical trials or in our ability to negotiate agreements with clinical trial sites or contract research organizations;
•our ability to secure adequate supply of our product candidates for our trials;
•the number of clinical sites included in the trials;
•the length of time required to enroll suitable patients;

•the number of patients that ultimately participate in the trials;
•the number of doses that patients receive;
•any side effects associated with our product candidates;
•the duration of patient follow-up; and
•the results of our clinical trials.
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
License, Co-Development and Other Agreements
MedImmune Limited License Agreement
In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or MedImmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $1.0 million of which was incurred in the second quarter of 2019; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. From the inception of the MedImmune License through June 30, 2020, we have incurred costs of $1.6 million under the MedImmune License.
Co-Development Agreement with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ will provide us funding to support the global development of PB2452 as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In March 2020, we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of PB2452. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of PB2452. From the inception of the SFJ Agreement through June 30, 2020, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $18.4 million in PB2452 clinical development costs under the SFJ Agreement. SFJ will pay us an additional $71.6 million in six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021, less certain services to be provided or amounts to be paid in clinical trial reimbursements. SFJ will also provide up to an additional $30.0 million upon the achievement of specified milestones with respect to our clinical development of PB2452. During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for PB2452 in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for PB2452 in China and Japan and will provide clinical trials operational support in the European Union.
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

From the inception of the Duke License through June 30, 2020, we have incurred royalty costs of $0.3 million under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of PB2452 worldwide outside of specified Asian countries and to commercialize PB2452, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. We incurred $0.1 million and $0.2 million in costs under the Wacker License Agreement for the three and six months ended June 30, 2020, respectively.
Viamet Asset Purchase Agreement
In January 2020, we entered into the PB6440 Agreement with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, Compounds. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. We incurred zero and $0.1 million in costs under the PB6440 Agreement for the three and six months ended June 30, 2020, respectively.

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Change
	2020	2019
Revenue:
Grant revenue	$—	$203	$(203)
Revenue under collaborative agreement	—	500	(500)
Total revenue	—	703	(703)
Operating expenses:
Research and development	20,856	7,781	13,075
General and administrative	3,242	2,404	838
Total operating expenses	24,098	10,185	13,913
Loss from operations	(24,098)	(9,482)	(14,616)
Other income (expense):
Loss from remeasurement of development derivative liability	(3,708)	—	(3,708)
Interest income	21	491	(470)
Interest expense	(379)	(219)	(160)
Foreign exchange gain (loss)	22	(22)	44
Total other income (expense)	(4,044)	250	(4,294)
Net loss	$(28,142)	$(9,232)	$(18,910)
Grant Revenue
Grant revenue was zero for the three months ended June 30, 2020, compared to $0.2 million for the three months ended June 30, 2019. We did not incur any costs that qualified for grant reimbursement under our government grants during the three months ended June 30, 2020. As of June 30, 2020, we have received all $2.8 million in funding available under the SBIR grant. Revenue under collaborative agreement was zero for the three months ended June 30, 2020, compared to $0.5 million for the three months ended June 30, 2019, which reflected the receipt of an upfront payment in April 2019 under our agreement with ImmunoForge.
Research and Development Expense
Research and development expense was $20.9 million for the three months ended June 30, 2020, compared to $7.8 million for the three months ended June 30, 2019. The increase of $13.1 million was primarily attributable to increased drug manufacturing and clinical development activities related to PB2452 and PB1046 and increased personnel costs due to additional headcount.
The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Change
	2020	2019
Preclinical and clinical development	$18,523	$6,290	$12,233
Compensation and related benefits	1,790	1,036	754
Stock-based compensation	173	65	108
Facilities expense	180	229	(49)
Other	190	161	29
Total research and development expenses	$20,856	$7,781	$13,075

We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Change
	2020	2019
External research and development expense by program:
PB2452	$13,036	$4,609	$8,427
PB1046	5,220	1,185	4,035
Unallocated research and development expense:
Compensation and stock-based compensation	1,963	1,101	862
Other research and development	637	886	(249)
Total research and development expenses	$20,856	$7,781	$13,075
General and Administrative Expense
General and administrative expense was $3.2 million for the three months ended June 30, 2020, compared to $2.4 million for the three months ended June 30, 2019. The increase of $0.8 million was primarily attributable to an increase in professional services related to legal and consulting services and personnel expense due to additional headcount.
Loss From Remeasurement of Derivative Liability
Loss from remeasurement of derivative liability was $3.7 million for the three months ended June 30, 2020. The liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The derivative liability was subsequently remeasured at the end of the quarter as a Level 3 derivative.
Interest Income
Interest income was $21,000 for the three months ended June 30, 2020, compared to $0.5 million for the three months ended June 30, 2019. The decrease of $0.5 million was attributable to lower balances of cash and cash equivalents and lower interest rates during 2020.
Interest Expense
Interest expense was $0.4 million for the three months ended June 30, 2020, compared to $0.2 million for the three months ended June 30, 2019. The increase of $0.2 million was attributable to increased borrowings on the 2019 Loan.

Comparison of the Six Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Change
	2020	2019
Revenue:
Grant revenue	$320	$856	$(536)
Revenue under collaborative agreement	—	500	(500)
Total revenue	320	1,356	(1,036)
Operating expenses:
Research and development	32,305	13,502	18,803
General and administrative	6,401	4,720	1,681
Total operating expenses	38,706	18,222	20,484
Loss from operations	(38,386)	(16,866)	(21,520)
Other income (expense):
Loss from remeasurement of development derivative liability	(4,162)	—	(4,162)
Interest income	232	808	(576)
Interest expense	(757)	(445)	(312)
Foreign exchange gain (loss)	26	(22)	48
Total other income (expense)	(4,661)	341	(5,002)
Net loss	$(43,047)	$(16,525)	$(26,522)
Revenue
Grant revenue was $0.3 million for the six months ended June 30, 2020, compared to $0.9 million for the six months ended June 30, 2019. We incurred fewer costs that qualified for grant reimbursement under our government grants during the six months ended June 30, 2020. Revenue under collaborative agreement was zero for the six months ended June 30, 2020, compared to $0.5 million for the six months ended June 30, 2019, which reflected the receipt of an upfront payment in April 2019 under our agreement with ImmunoForge.
Research and Development Expense
Research and development expense was $32.3 million for the six months ended June 30, 2020, compared to $13.5 million for the six months ended June 30, 2019. The increase of $18.8 million was primarily attributable to increased costs associated with drug manufacturing and clinical development activities largely related to PB2452 and PB1046, general research activities and increased personnel costs due to additional headcount.
The following table summarizes our research and development expenses by functional area for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Change
	2020	2019
Preclinical and clinical development	$27,701	$10,604	$17,097
Compensation and related benefits	3,377	2,121	1,256
Stock-based compensation	304	111	193
Facilities expense	445	387	58
Other	478	279	199
Total research and development expenses	$32,305	$13,502	$18,803
We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Change
	2020	2019
External research and development expense by program:
PB2452	$19,904	$7,926	$11,978
PB1046	6,946	2,086	4,860
Unallocated research and development expense:
Compensation and stock-based compensation	3,681	2,232	1,449
Other research and development	1,774	1,258	516
Total research and development expenses	$32,305	$13,502	$18,803
General and Administrative Expense
General and administrative expense was $6.4 million for the six months ended June 30, 2020, compared to $4.7 million for the six months ended June 30, 2019. The increase of $1.7 million was primarily attributable to increases in professional services including legal, accounting and other consulting services and personnel expense due to additional headcount.
Loss From Remeasurement of Derivative Liability
Loss from remeasurement of derivative liability was $4.2 million for the six months ended June 30, 2020. The liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The derivative liability was subsequently remeasured at the end of the quarter as a Level 3 derivative.
Interest Income
Interest income was $0.2 million for the six months ended June 30, 2020, compared to $0.8 million for the six months ended June 30, 2019. The decrease of $0.6 million was attributable to lower balances of cash and cash equivalents and lower interest rates during 2020.
Interest Expense
Interest expense was $0.8 million for the six months ended June 30, 2020, compared to $0.4 million for the six months ended June 30, 2019, reflecting a decrease of $0.3 million. The increase was attributable to increased borrowings on the 2019 Loan.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and convertible preferred stock and borrowings under our term loans. In future periods, we expect to receive up to an additional $101.6 million from the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of PB2452. As of June 30, 2020, we had cash and cash equivalents of $53.0 million.
In March 2019, we entered into the 2019 Loan with SVB and WestRiver, pursuant to which we could borrow up to $15.0 million, issuable in three separate tranches. As of June 30, 2020, we had drawn on all three tranches under the 2019 Loan in the amounts of $7.5 million, $2.5 million and $5.0 million.
In April 2019, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.3 million after deducting underwriting discounts and commissions and other offering costs.

In December 2019, we filed a shelf registration statement on Form S-3, or the 2019 Shelf Registration Statement, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM Program, with Citigroup Global Markets Inc. and William Blair & Company, L.L.C. We have raised gross proceeds of $2.9 million pursuant to the ATM Program selling 561,848 shares of our common stock at a weighted average price of $5.41 per share. After these sales we have $197.1 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.1 million may be sold under the ATM Program.
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide funding to support the development of PB2452 as a reversal agent for the antiplatelet drug ticagrelor. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of PB2452. From the inception of the SFJ Agreement through June 30, 2020, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $18.4 million in PB2452 clinical trial costs. SFJ will pay us an additional $71.6 million in six equal quarterly payments beginning with the quarter ending September 30, 2020 through the quarter ending December 31, 2021, less certain services to be provided or amounts to be paid in clinical trial cost reimbursements. We are eligible to receive up to an additional $30.0 million upon the achievement of specific clinical development milestones with respect to our ongoing Phase 3 clinical trial of PB2452.
The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(32,785)	$(18,865)
Net cash used in investing activities	(1,179)	(429)
Net cash provided by financing activities	12,964	48,585
Net decrease in cash and cash equivalents	$(21,000)	$29,291
Operating Activities
Net cash used in operating activities was $32.8 million during the six months ended June 30, 2020. The use of cash primarily related to our net loss of $43.0 million, in addition to a $1.2 million change in our operating assets and liabilities. The use of cash was partially offset by non-cash expenses, primarily $5.7 million in research and development expenses paid for on our behalf by SFJ, $4.2 million loss from remeasurement of development derivative liability and $1.0 million in stock-based compensation. The change in our operating assets and liabilities was principally due to a $7.1 million increase in prepaid expenses as a result of drug manufacturing payments related to PB2452, partially offset by a $4.3 million increase in accounts payable in the first half of 2020.
Net cash used in operating activities was $18.9 million during the six months ended June 30, 2019. The use of cash primarily related to our net loss of $16.5 million, in addition to a $3.2 million change in our operating assets and liabilities.
Investing Activities
Net cash used in investing activities was $1.2 million for the purchase of property and equipment and the acquisition of intellectual property rights during the six months ended June 30, 2020. Net cash used in investing activities was $0.4 million for the purchase of property and equipment during the six months ended June 30, 2019.
Financing Activities
Net cash provided by financing activities was $13.0 million during the six months ended June 30, 2020, due primarily to the receipt of $12.6 million under the SFJ Agreement and $0.5 million in net proceeds from sales under the ATM Program, partially offset by $0.2 million in payments of stock offering costs. Net cash provided by financing activities was $48.6 million during the six months ended June 30, 2019, due primarily to the receipt of $46.3 million in net proceeds from the April 2019 underwritten public offering and borrowings of $3.1 million on the 2019 Loan, partially offset by $0.9 million in repayments of the SVB Loan.
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
We expect our existing cash and cash equivalents as of June 30, 2020, in addition to the $2.4 million received in July 2020 through the issuance of common stock under the ATM Program and the $71.6 million in anticipated proceeds that we will receive pursuant to the SFJ Agreement, will be sufficient to fund our operating expenses and capital requirements into the second half of 2021. We intend to devote our existing cash to advance PB2452 and PB1046, fund the development of our ELP technology and preclinical programs and for general working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
Our future capital requirements will depend on many factors, including:
•the progress and results of our ongoing and planned future clinical trials of PB2452, PB1046, PB6440 and our other preclinical programs;
•the timing and amount of payments we receive under the SFJ Agreement;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
•the extent to which we develop, in-license or acquire other product candidates and technologies;
•the number and development requirements of other product candidates that we may pursue;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•our ability to establish collaborations to commercialize PB1046 in the United States;
•our ability to establish collaborations to commercialize PB2452, PB1046 or any of our other product candidates outside of the United States; and
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.
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
We are continuing to assess the effect that the COVID-19 pandemic may have on our business and operations. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic distribution of the disease over time, the continued duration of the outbreak, the efficacy and availability of vaccines and antiviral agents against the disease, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the continued duration of, COVID-19 may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
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

If the FDA approves a BLA for PB2452, we have agreed to pay to SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments, or the U.S. Approval Payments. If the EMA or the national regulatory authorities in certain European countries provide marketing approval of PB2452, we will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments, or the EU Approval Payments. The majority of the U.S. Approval Payments and the EU Approval Payments will be made from the third anniversary to the seventh anniversary of marketing approval in the applicable jurisdiction. If either the Pharmaceuticals and Medical Devices Agency, or the PMDA, of Japan or the National Medical Products Administration, or the NMPA, of China provides marketing approval of PB2452, we will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments, or the Japan/China Approval Payments, with the majority of the payments to be made from the fifth anniversary to the eighth anniversary of marketing approval. The Japan/China Approval Payments will only be paid once regardless of receipt of marketing approval in both Japan and China. The U.S. Approval Payments, EU Approval Payments and Japan/China Approval Payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million. We will not be obligated to make the U.S. Approval Payments if we do not receive marketing approval for PB2452 from the FDA, the EU Approval Payments if we do not receive marketing approval for PB2452 from the EMA or the national regulatory authority in certain European countries or the Japan/China Approval Payments if we do not receive marketing approval for PB2452 from either the PMDA or the NMPA.
We account for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of funding, (ii) the probability and timing of achieving regulatory approvals, (iii) our cost of borrowing (16.00% plus the risk free borrowing rate) and (iv) SFJ's cost of borrowing (2.50% plus the risk free borrowing rate). The derivative is presented as a liability in our condensed balance sheet. Any changes in fair value are recorded as a loss from remeasurement of development derivative liability on the condensed statements of operations.
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
With respect to the quarter ended June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our business operations are likely to be adversely affected by the effects of the ongoing COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. The U.S., state and local governments have imposed travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for all employees.
We may experience disruptions due to the COVID-19 pandemic that could severely impact our business and clinical trials, including:
•delays, difficulties or a suspension in enrolling patients in our ongoing and planned clinical trials;
•delays, difficulties or a suspension in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•interruptions in our ability to manufacture and deliver drug supply for trials;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, and the ability or willingness of subjects to travel to trial sites due to limitations on travel imposed or recommended by federal or state governments, employers and others; and
•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.
For our clinical trials that are planned to be conducted at sites in countries that are experiencing heightened impact from COVID-19, in addition to the risks listed above, we may also experience the following adverse impacts:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•refusal of the FDA to accept data from clinical trials in these affected geographies.
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
We have commenced our pivotal Phase 3 clinical trial for PB2452 and are currently working to identify and initiate additional clinical sites for this study, although the COVID-19 pandemic has temporarily impacted the pace of site initiation and patient enrollment. Based on an 18-month estimated enrollment timeline for the first 100 patients in the Phase 3 trial, we are targeting to submit our BLA for PB2452 in the second half of 2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic.
With respect to our PB1046 program, we temporarily paused enrollment of new patients in our Phase 2b clinical trial for the treatment of PAH as a precaution to minimize potential exposure of this patient population at high risk of serious illness from COVID-19. However, we also informed investigators that they could continue dosing PB1046 and performing assessments for current trial participants if they deemed it appropriate and such activities were permitted by their respective institutions. Certain sites have resumed screening patients on a limited basis and we continue to work with trial sites to help design plans to enable them to resume new patient enrollment, once appropriate and permitted. Additionally, we continue to identify new trial sites for future initiation. We currently expect to report the top-line results of this trial in 2021.
In addition, we recently launched our VANGARD study, which is a Phase 2 clinical trial to assess the efficacy and safety of PB1046 in hospitalized COVID-19 patients at high risk for rapid clinical deterioration and ARDS. Subject to the pace of enrollment, we are targeting to report top-line results of this trial late in the fourth quarter of 2020, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic.
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
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the continued duration of, COVID-19 may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
The global COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact our business and clinical trials will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic distribution of the disease over time, the continued duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the efficacy and availability of vaccines and antiviral agents against the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.
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
Since our inception, we have incurred significant net losses. Our net loss was $43.0 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $205.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, private placements of convertible debt and convertible preferred stock and borrowings under our term loan. In future periods we expect to receive up to $101.6 million from the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of PB2452. We have no products approved for commercialization and have never generated any revenue from product sales.
We have devoted substantially all of our financial resources and efforts to the development of our clinical and preclinical product candidates and our proprietary half-life extending elastin-like polypeptide, or ELP, technology, including conducting preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•continue our ongoing clinical trials of PB2452 and PB1046, as well as initiate and complete additional clinical trials, as needed;
•seek to expand our geographical reach through the SFJ Agreement and the corresponding clinical development support fees that we will incur;
•pursue regulatory approvals for PB2452 as a reversal agent for the antiplatelet drug ticagrelor and PB1046 for the treatment of PAH and the treatment of hospitalized COVID-19 patients who are at high risk for rapid clinical deterioration and ARDS;
•develop PB6440 for treatment-resistant hypertension;
•seek to discover and develop additional clinical and preclinical product candidates;
•scale up our clinical and regulatory capabilities;
•establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including PB2452 and PB1046;
•adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, manufacturing and scientific personnel;
•add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•incur additional legal, accounting and other expenses in operating as a public company.
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
Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we complete our ongoing clinical trials of our product candidates, initiate future clinical trials of our product candidates, seek marketing approval for PB2452 as a ticagrelor reversal agent and PB1046 for the treatment of PAH and the treatment of hospitalized COVID-19 patients who are at high risk for rapid clinical deterioration and ARDS, develop PB6440 for treatment-resistant hypertension and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for PB2452, PB1046, PB6440 or any other product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company.
As of June 30, 2020, we had cash and cash equivalents of $53.0 million. We believe that our existing cash and cash equivalents as of June 30, 2020, in addition to the $2.4 million received in July 2020 through the issuance of common stock under the ATM Program and the $71.6 million in anticipated proceeds that we will receive pursuant to the SFJ Agreement, will be sufficient to fund our operating expenses and capital requirements into the second half of 2021. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
•the progress and results of our ongoing and planned future clinical trials of PB2452 and PB1046 and our development of PB6440 and other preclinical programs;
•the timing and amount of any payments we receive under the SFJ Agreement;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
•the extent to which we develop, in-license or acquire other product candidates and technologies;
•the number and development requirements of other product candidates that we may pursue;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•our ability to establish collaborations to commercialize PB1046 in the United States;
•our ability to establish collaborations to commercialize PB2452, PB1046, PB6440 or any of our other product candidates outside the United States; and

•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.
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
Risks Related to the Development of Our Product Candidates
We currently have only two clinical-stage product candidates, PB2452, a ticagrelor reversal agent, and PB1046 for the treatment of PAH and the treatment of hospitalized COVID-19 patients who are at high risk for rapid clinical deterioration and ARDS. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for these or any other indications, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
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
We have invested substantially all of our efforts and financial resources in the development of our clinical and preclinical product candidates and our proprietary ELP technology. Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of PB2452, PB1046, PB6440 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:
•timely and successful completion of preclinical studies and clinical trials;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•successful enrollment and completion of clinical trials;
•with respect to PB2452, the success of our collaboration with SFJ;
•successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for any of our product candidates that receive regulatory approval;
•receipt of timely marketing approvals from applicable regulatory authorities;
•launching commercial sales of products, if approved;
•acceptance of our products, if approved, by patients, the medical community and third-party payors, for their approved indications;
•the prevalence and severity of adverse events experienced with PB2452, PB1046, PB6440 or any other product candidates;
•the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop, specifically, alternative reversal agents or antiplatelet therapies to ticagrelor (including therapies that may be developed with a reversal agent), alternative treatments for PAH or treatment-resistant hypertension or alternative treatments for COVID-19 patients at risk for rapid clinical deterioration and ARDS;

•with respect to PB1046 for the treatment of hospitalized COVID-19 patients who are at high risk for rapid clinical deterioration and ARDS, the timing, availability and efficacy of potential vaccines or potential antiviral agents for COVID-19;
•our ability to produce PB2452, PB1046, PB6440 or any other product candidates we develop on a commercial scale;
•obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;
•maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs, and complying effectively with other procedures; and
•maintaining a continued acceptable safety, tolerability and efficacy profile of the products following approval.
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
We may incur additional costs and experience delays in ongoing clinical trials for our product candidates, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trials of our product candidates may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators or institutional review boards may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than we anticipate; and
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.
If we experience delays in the completion of any clinical trial of our product candidates or if any such trial is terminated, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements; or
•have the product removed from the market after obtaining marketing approval.
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
Additionally, if one or more of our product candidates receives marketing approval, and we or others identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such product;
•regulatory authorities may require additional warnings on the labels;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients;
•we may not be able to achieve or maintain third-party payor coverage and adequate reimbursement; and
•our reputation and physician or patient acceptance of our products may suffer.
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
As an organization, we have never completed pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, EMA or other regulatory agencies to market PB2452, PB1046, PB6440 or any future product candidate. Carrying out pivotal clinical trials is a complicated process. As an organization, we have not previously completed any later stage or pivotal clinical trials. In order to do so, we have needed to and will need to further expand our clinical development and regulatory capabilities, and we may be unable to recruit and train additional qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. See “— Risks Related to our Dependence on Third Parties —We rely on third parties to conduct a significant portion of our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.” In particular, pursuant to the SFJ Agreement, SFJ will have primary responsibility for clinical development and regulatory activities for PB2452 in China and Japan and will provide clinical trials operational support in the European Union. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA or NDA submission and approval of PB2452, PB1046, PB6440 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.
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
Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:
•the eligibility criteria for the trial in question;
•the size of the patient population and process for identifying patients;
•the perceived risks and benefits of the product candidate in the trial;
•the availability of competing commercially available therapies and other competing drug candidates’ clinical trials;
•the willingness of patients to be enrolled in our clinical trials;
•the efforts to facilitate timely enrollment in clinical trials;
•potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
•the patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment; and
•the proximity and availability of clinical trial sites for prospective patients.
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
A key element of our strategy is to build and expand our pipeline of product candidates, including by developing PB1046 for the treatment of other orphan conditions and PB6440 for treatment-resistant hypertension and by identifying other product candidates using our ELP technology. In addition, we may in-license or acquire additional product candidates for other diseases. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of PB2452 as a ticagrelor reversal agent, PB1046 for the treatment of PAH and the treatment of hospitalized COVID-19 patients who are at high risk for rapid clinical deterioration and ARDS, and PB6440 for treatment-resistant hypertension. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for PB1046 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
The commercial success of PB2452 as a ticagrelor reversal agent, if approved, is dependent on the continued market acceptance and use of ticagrelor as an antiplatelet therapy. Ticagrelor competes against other commercially available antiplatelet therapies, including other P2Y12 receptor antagonists, many of which are available as generic drugs and therefore significantly less expensive than ticagrelor. New antiplatelet therapies may also be developed in the future, including other P2Y12 receptor antagonists and other antiplatelet therapies which could also have reversal agents, that could displace ticagrelor as the American College of Cardiology, American Heart Association and European Society of Cardiology’s preferred antiplatelet agent for acute coronary syndrome or otherwise reduce ticagrelor’s market position. Any such changes in the market acceptance and use of ticagrelor would significantly harm our business, results of operations and prospects for PB2452.
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
If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy, safety and potential advantages compared to alternative treatments;
•our ability to offer our products for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning;
•the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•our ability to hire and retain a sales force in the United States;
•the strength of marketing and distribution support;

•the availability of third-party coverage and adequate reimbursement for PB2452, PB1046, PB6440 and any other product candidates, once approved;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products together with other medications.
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
Factors that may inhibit our efforts to market our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians in order to educate physicians about our product candidates, once approved;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
We are also aware of several other classes of products and product candidates that are potential treatments for COVID-19 patients at high risk for rapid clinical deterioration and ARDS that could potentially compete with PB1046, if approved. Potential competitors include RLF-100, a formulation of vasoactive intestinal peptide for continuous IV infusion or inhalation, as well as antibody therapies, anti-inflammatory therapies, antiviral therapies, RNA-based treatments, vaccines and others. Although we anticipate that PB1046 may be used in conjunction with multiple other interventions, the launch of effective anti-viral therapies or successful implementation of vaccination strategies could markedly reduce the need for treatments for patients at high risk for rapid clinical deterioration and ARDS.
In addition, we are aware of several other products and product candidates as potential treatments for treatment-resistant hypertension that could compete with PB6440. Although we anticipate that PB6440 may be used as a complement to patients’ existing antihypertensive therapies, we expect to compete with existing generic treatments for hypertension that target the mineralocorticoid receptor. In addition to the currently approved mineralocorticoid receptor antagonists, eplerenone and spironolactone, we are also aware of a number of therapies in clinical development for the treatment of resistant hypertension with which PB6440 would compete if approved.
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
The success of PB2452 as a ticagrelor reversal agent, PB1046 for the treatment of PAH and the treatment of hospitalized COVID-19 patients who are at high risk for rapid clinical deterioration and ARDS, PB6440 for treatment-resistant hypertension or any future product candidate will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.
We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for PB2452 as a ticagrelor reversal agent, PB1046 for the treatment of PAH and the treatment of hospitalized COVID-19 patients who are at high risk for rapid clinical deterioration and ARDS, PB6440 for treatment-resistant hypertension and/or procedures utilizing PB2452, PB1046, PB6440 or any other product candidate, and the extent to which patients will be willing to pay out-of-pocket for such products and procedures, in the absence of reimbursement for all or part of the cost. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. Even if the procedure using our product is covered, third-party payors, such as Medicare, Medicaid, managed care organizations, and private health insurers, may package the cost of the drug into the procedure payment and not separately reimburse the physician for the costs associated with our product. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products once approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.
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
Our estimates of the potential market opportunity for PB2452, PB1046, PB6440 or any other product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research reports. These assumptions include, for PB2452, the number of patients on ticagrelor who will experience uncontrolled major or life-threatening bleeding or who will require urgent surgery or an invasive procedure; for PB1046, the number of patients with PAH or that are hospitalized with COVID-19 at high risk for rapid clinical deterioration and ARDS; and for PB6440, the number of patients with treatment-resistant hypertension, as well as the estimated reimbursement levels for each product candidate if approved. However, there can be no assurance that any of these assumptions are, or will remain, accurate. If the actual market for PB2452, PB1046, PB6440 or for any other product candidates we may develop is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or drugs that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;

•significant costs to defend the related litigation;
•substantial monetary awards paid to trial participants or patients;
•loss of revenue;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any products that we may develop.
We currently hold $10,000,000 in product liability insurance coverage in the aggregate, with a per incident limit of $10,000,000, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
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
To date, we have generally engaged CROs to conduct or assist in our ongoing clinical trials of PB2452 and PB1046. We expect to engage CROs for future clinical trials for PB2452, PB1046, PB6440 or other product candidates that we may progress to clinical development. In addition, pursuant to the SFJ Agreement, SFJ will have primary responsibility for clinical development and regulatory activities for PB2452 in China and Japan and will provide clinical trials operational support in the European Union. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct these clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic.
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
We contract with third parties for the manufacture of PB2452 and PB1046 for clinical drug supply and expect to continue to do so for commercialization, if approved. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
With respect to PB2452, to date we have only relied upon Wacker for manufacture of drug substance for use in our initial clinical trials. As we scale our manufacturing of PB2452 to meet potential commercial demand, if PB2452 is approved, we have initiated a technology transfer of our current manufacturing process for PB2452 to BioVectra, another cGMP contract manufacturer. We have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and intend to engage BioVectra to manufacture commercial supply of PB2452, if approved. We will need to perform analytical and other tests to demonstrate that the new materials produced by Wacker, BioVectra, or any other future third-party manufacturer that we engage, are comparable in all respects to the product utilized in our previous clinical trials. There is no assurance that any such product will pass the required comparability testing, that any other future third-party manufacturer that we engage will be successful in producing PB2452 or that any materials produced by Wacker, BioVectra or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials used in our previous clinical trials. Moreover, if supplies are interrupted or produced in poor yield or quality, it would materially harm our business. BioVectra will be required to scale up the manufacturing process to meet our future needs of PB2452 for later-stage clinical development and, if approved, commercialization. If BioVectra is unable to successfully scale up the manufacturing process, we would need to find alternative manufacturing facilities or an alternative manufacturing process, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and which could adversely affect the clinical development of PB2452.
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
We may be unable to enter into any agreements with future third-party manufacturers or to do so on acceptable terms. Even if we enter into such agreements, qualifying and validating such manufacturers may take a significant period of time and reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the incurrence of upfront scale-up costs prior to commercial approval;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how;
•the possible increase in costs for the raw materials for our product candidates; and
•the possible termination or nonrenewal of any agreement by any third party at a time that is costly or inconvenient for us.
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
Collaborations involving our product candidates would pose the following risks to us:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or drugs, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
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
As of the date of this Quarterly Report on Form 10-Q, our patent estate contained at least 21 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 24 United States patents, 16 United States patent applications, over 70 foreign patents and over 55 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
Competitors may infringe the patents we have applied for. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that the patent claims we are asserting are invalid and/or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse impact on our business.
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
We may enjoy only limited geographical protection with respect to certain patents, and we may not be able to protect our intellectual property rights throughout the world.
Filing and prosecuting patent applications and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement rights are not as strong as that in the United States or Europe. These products may compete with our product candidates, and our future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make products that are similar to or otherwise competitive with our product candidates but that are not covered by the claims of our current or future patents;
•an in-license necessary for the manufacture, use, sale, offer for sale or importation of one or more of our product candidates may be terminated by the licensor;
•we or future collaborators might not have been the first to make the inventions covered by our issued or future issued patents or our pending patent applications;

•we or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or in-license may be held invalid or unenforceable as a result of legal challenges by our competitors;
•issued patents that we own or in-license may not provide coverage for all aspects of our product candidates in all countries;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind in return for, or to induce, either the referral of an individual, or the purchase, lease, order or arrangement for or recommendation of the purchase, lease, order or arrangement for any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in 2010, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•the federal civil and criminal false claims laws, including, without limitation, the federal False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the United States federal government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, known as “covered entities”, and their respective HIPAA “business associates”, which are independent contractors that perform certain services involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (1) payments or other “transfers of value’’ made to physicians, as defined by such law, and teaching hospitals, and (2) ownership and investment interests held by physicians and their immediate family members; and
•state and foreign law equivalents of each of the above federal laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect on May 25, 2018, imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. In addition, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.
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
If we fail to comply with applicable regulatory requirements following approval of PB2452, PB1046, PB6440 or any future product candidates, a regulatory authority may:
•issue an untitled letter or warning letter asserting that we are in violation of the law;
•seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;

•refuse to approve a pending BLA, NDA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;
•restrict the marketing or manufacturing of the drug;
•seize or detain the drug or otherwise require the withdrawal of the drug from the market;
•refuse to permit the import or export of product candidates; or
•refuse to allow us to enter into supply contracts, including government contracts.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the United States pharmaceutical industry. The ACA, among other things: (1) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (2) expanded the entities eligible for discounts under the 340B drug pricing program; (3) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (4) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (5) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (6) introduced a new Medicare Part D coverage gap discount program in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (7) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including spending on prescription drugs.
There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a judge for the United States District Court for the Northern District of Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.
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
In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The Trump administration has also taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be interpreted and implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for PB2452, PB1046, PB6440 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:
•additional clinical trials to be conducted prior to obtaining approval;

•changes to manufacturing methods;
•recalls, replacements, or discontinuance of one or more of our products; and
•additional recordkeeping.
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
As we expand our business activities outside of the United States, including our clinical trial efforts, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore requires significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
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
As of June 30, 2020, we had approximately 50 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our stock price has been, and may continue to be, volatile. Since our initial public offering, or IPO, our common stock has traded at prices ranging from $2.55 to $16.65 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•the commencement, enrollment or results of our clinical trials of PB2452, PB1046, PB6440 or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•any delay in our regulatory filings for PB2452, PB1046, PB6440 or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results from, delays in or termination of clinical trials;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•unanticipated serious safety concerns related to the use of PB2452, PB1046, PB6440 or any other product candidate;
•changes in financial estimates by us or by any equity research analysts who might cover our stock;
•conditions or trends in our industry;
•changes in the market valuations of similar companies;
•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•progress under our collaboration with SFJ for the development of PB2452;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•investors’ general perception of our company and our business;
•recruitment or departure of key personnel;
•overall performance of the equity markets;
•trading volume of our common stock;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•changes in the structure of healthcare payment systems;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
The stock market in general has, and the Nasdaq Global Market and biotechnology companies in particular have, experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
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
Additionally, the holders of approximately 2.2 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our charter documents also contain other provisions that could have an anti-takeover effect, including:
•only one of our three classes of directors is elected each year;
•stockholders are not entitled to remove directors other than by a 66 2⁄3% vote and only for cause;
•stockholders are not permitted to take actions by written consent;
•stockholders cannot call a special meeting of stockholders; and
•stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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

At December 31, 2019, we had federal and state net operating loss, or NOL, carryforwards of $149.0 million and $153.4 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022, unless previously utilized. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal net operating losses incurred in taxable years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses incurred in the taxable year beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
Item 2. Recent Sales of Unregistered Securities and Use of Proceeds
None.
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

PHASEBIO PHARMACEUTICALS INC.

August 11, 2020	By:	/s/ John P. Sharp
John P. Sharp Chief Financial Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)