Form 10-Q
period 2020-09-30
PhaseBio Pharmaceuticals Inc
filed 2020-11-12
CIK 1169245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Common Stock	Outstanding Shares as of November 6, 2020
Common Stock, $0.001 par value	29,364,824

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
PHASEBIO PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$39,353	$74,025
Other receivables	—	1,233
Prepaid expenses and other assets	10,595	3,565
Total current assets	49,948	78,823
Property and equipment, net	6,164	1,924
Operating lease right-of-use assets	2,038	1,715
Other assets	57	32
Total assets	$58,207	$82,494
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$5,341	$2,378
Accounts payable	2,124	2,921
Accrued expenses and other current liabilities	3,905	3,180
Total current liabilities	11,370	8,479
Long-term debt, net	8,117	12,326
Operating lease liabilities, net	1,667	1,508
Development derivative liability	32,224	—
Other long-term liabilities	477	203
Total liabilities	53,855	22,516
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 29,389,288 shares issued and 29,359,321 shares outstanding at September 30, 2020; 28,796,371 shares issued and 28,766,404 shares outstanding at December 31, 2019	29	29
Treasury stock, at cost, 29,967 shares as of September 30, 2020 and December 31, 2019	(24)	(24)
Additional paid-in capital	234,695	222,131
Accumulated deficit	(230,348)	(162,158)
Total stockholders’ equity	4,352	59,978
Total liabilities and stockholders' equity	$58,207	$82,494

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Grant revenue	$—	$241	$320	$1,097
Revenue under collaborative agreement	—	—	—	500
Total revenue	—	241	320	1,597
Operating expenses:
Research and development	17,416	9,028	49,721	22,530
General and administrative	3,076	2,803	9,477	7,523
Total operating expenses	20,492	11,831	59,198	30,053
Loss from operations	(20,492)	(11,590)	(58,878)	(28,456)
Other income (expense):
Loss from remeasurement of development derivative liability	(4,273)	—	(8,435)	—
Interest income	3	451	235	1,259
Interest expense	(362)	(266)	(1,119)	(711)
Foreign exchange gain (loss)	(19)	14	7	(8)
Total other income (expense)	(4,651)	199	(9,312)	540
Net loss	$(25,143)	$(11,391)	$(68,190)	$(27,916)
Net loss per common share, basic and diluted	$(0.86)	$(0.40)	$(2.36)	$(1.03)
Weighted average common shares outstanding, basic and diluted	29,243,181	28,719,932	28,941,669	27,065,774

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	28,796,371	$29	(29,967)	$(24)	$222,131	$(162,158)	$59,978
Issuance of common stock warrants	—	—	—	—	7,925	—	7,925
Exercises of stock options	14,236	—	—	—	17	—	17
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(14,905)	(14,905)
Balance at March 31, 2020	28,810,607	29	(29,967)	(24)	230,544	(177,063)	53,486
Issuance of common stock in public offering, net	80,523	—	—	—	473	—	473
Exercises of stock options	404	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	575	—	575
Net loss	—	—	—	—	—	(28,142)	(28,142)
Balance at June 30, 2020	28,891,534	29	(29,967)	(24)	231,593	(205,205)	26,393
Issuance of common stock in public offering, net	481,325	—	—	—	2,469	—	2,469
Exercises of stock options	16,429	—	—	—	24	—	24
Stock-based compensation	—	—	—	—	609	—	609
Net loss	—	—	—	—	—	(25,143)	(25,143)
Balance at September 30, 2020	29,389,288	$29	(29,967)	$(24)	$234,695	$(230,348)	$4,352

Balance at December 31, 2018	24,528,242	$25	(29,967)	$(24)	$173,837	$(122,911)	$50,927
Issuance of common stock warrants	—	—	—	—	210	—	210
Exercise of stock options	150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	238	—	238
Net loss	—	—	—	—	—	(7,293)	(7,293)
Balance at March 31, 2019	24,528,392	25	(29,967)	(24)	174,285	(130,204)	44,082
Issuance of common stock warrants	—	—	—	—	86	—	86
Issuance of common stock in public offering, net	4,124,475	4	—	—	46,273	—	46,277
Exercises of stock options	74,740	—	—	—	126	—	126
Stock-based compensation	—	—	—	—	270	—	270
Net loss	—	—	—	—	—	(9,232)	(9,232)
Balance at June 30, 2019	28,727,607	29	(29,967)	(24)	221,040	(139,436)	81,609
Exercises of stock options	55,204	—	—	—	95	—	95
Stock-based compensation	—	—	—	—	491	—	491
Net loss	—	—	—	—	—	(11,391)	(11,391)
Balance at September 30, 2019	28,782,811	$29	(29,967)	$(24)	$221,626	$(150,827)	$70,804

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(68,190)	$(27,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	124
Stock-based compensation	1,655	999
Loss from remeasurement of development derivative liability	8,435	—
Non-cash interest expense	381	354
Non-cash research and development expense	14,748	—
Other non-cash transactions	100	—
Changes in operating assets and liabilities:
Other receivables	1,233	(350)
Prepaid expenses and other assets	(6,958)	354
Accounts payable	(1,117)	(114)
Accrued expenses and other current liabilities	935	(556)
Net cash used in operating activities	(48,612)	(27,105)
Investing activities
Purchases of property and equipment	(1,257)	(824)
Acquisition of intellectual property rights	(100)	—
Net cash used in investing activities	(1,357)	(824)
Financing activities
Proceeds from development derivative liability	13,861	—
Proceeds from issuance of common stock in public offering, net	2,942	46,277
Payments of deferred stock offering costs	(184)	—
Long-term borrowings, net	—	3,089
Proceeds from exercise of stock options	42	221
Repayments of long-term debt	(1,364)	(938)
Net cash provided by financing activities	15,297	48,649
Net (decrease) increase in cash and cash equivalents	(34,672)	20,720
Cash, cash equivalents and restricted cash at the beginning of the period	74,025	61,051
Cash and cash equivalents at the end of the period	$39,353	$81,771
Supplemental disclosure for cash flow
Cash paid for interest	$737	$357
Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in conjunction with development derivative liability	$7,925	$—
Accrued interest on term loan refinanced to principal	$—	$308
Issuance of warrants in conjunction with debt	$—	$296
Debt refinanced with new term loan	$—	$6,563
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$576	$1,991
Purchases of property and equipment by incurring development derivative liability	$3,105	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$867	$6

See accompanying notes to unaudited condensed financial statements.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
1.    Organization and Description of Business
Description of Business
PhaseBio Pharmaceuticals, Inc. (the “Company”) was incorporated as a Delaware corporation on January 10, 2002. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases. The Company’s lead product candidate, bentracimab (also known as PB2452), is a novel reversal agent for the antiplatelet drug ticagrelor, which the Company is developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. The Company’s second product candidate, pemziviptadil (also known as PB1046), is in Phase 2 development for the treatment of pulmonary arterial hypertension ("PAH"). Pemziviptadil utilizes the Company’s proprietary half-life extending elastin-like polypeptide technology, which also serves as an engine for the Company’s preclinical pipeline. The Company is also developing its preclinical product candidate, PB6440, for treatment-resistant hypertension.
Liquidity
The Company has experienced net losses and negative cash flows from operations since its inception and, as of September 30, 2020, had an accumulated deficit of $230.3 million. The Company expects to continue to incur net losses for at least the next several years. As of September 30, 2020, the Company had cash and cash equivalents of $39.4 million and working capital of $38.6 million. In January 2020, the Company entered into a co-development agreement ("SFJ Agreement") with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company ("SFJ"), pursuant to which SFJ will provide funding and operational support for the clinical development of bentracimab. Management believes that its existing cash and cash equivalents as of September 30, 2020, in addition to the $58.3 million in clinical trial costs and other expenses that the Company expects SFJ will fund or reimburse pursuant to the SFJ Agreement, will be sufficient to fund operating expenses and capital requirements into the first quarter of 2022.
The Company currently has an effective shelf registration statement on Form S-3 ("2019 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"), which expires in January 2023. The 2019 Shelf Registration Statement currently permits the offering, issuance and sale by the Company of up to an aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, of which $60.0 million may be offered, issued and sold in "at-the-market" sales pursuant to an equity distribution agreement with Citigroup Global Markets Inc. and William Blair & Company, L.L.C. (the "ATM Program"). As of September 30, 2020, the Company had $197.1 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.1 million may be sold under the ATM Program.
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
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. All adjustments, consisting only of normal recurring adjustments,

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
necessary for a fair presentation of the accompanying condensed financial statements have been made. Although these interim condensed financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim condensed financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, wherein a more complete discussion of significant accounting policies and certain other information can be found.
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
Leases
At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of September 30, 2020 or December 31, 2019.
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
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in either the nine months ended September 30, 2020 or the year ended December 31, 2019.
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
The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	As of September 30,
	2020	2019
Common stock options	3,717,406	2,481,403
Warrants to purchase common stock	2,349,595	125,333
Employee stock purchase program	341,930	—
Total	6,408,931	2,606,736
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
The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	Total	Fair Value Measurements at Reporting Date
		Level 1	Level 2	Level 3
As of September 30, 2020:
Assets
Cash equivalents	$39,133	$39,133	$—	$—
Liabilities
Development derivative liability	$32,224	$—	$—	$32,224
As of December 31, 2019:
Assets
Cash equivalents	$73,761	$73,761	$—	$—

4.    Property and Equipment
The following table presents the composition of property and equipment, net as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020	As of December 31, 2019
Lab equipment	$2,109	$2,112
Computer hardware, software and telephone	140	279
Furniture and fixtures	107	107
Leasehold improvements	67	67
Construction in progress	5,525	1,318
	7,948	3,883
Less accumulated depreciation	(1,784)	(1,959)
Property and equipment, net	$6,164	$1,924
5.    Accrued Expenses and Other Current Liabilities
The following table presents the composition of accrued expenses and other current liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020	As of December 31, 2019
Accrued clinical and related costs	$1,492	$819
Accrued compensation and related costs	1,532	1,746
Accrued interest	74	84
Operating lease liability, short-term	451	265
Accrued other	356	266
Accrued expenses and other current liabilities	$3,905	$3,180
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
The Company repaid the outstanding principal balance and accrued portion of the final payment under the SVB Loan in full using the first tranche from the new term loan entered into in March 2019 (the “2019 Loan”).
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
The maturity date of the 2019 Loan is March 1, 2023. Under the terms of the 2019 Loan, the Company made interest-only payments through June 30, 2020 with respect to Tranche 1, Tranche 2 and Tranche 3 at a rate equal to the greater of the Prime Rate plus 1.00%, as defined in the 2019 Loan, or 6.5%. In July 2020, the Company began making principal plus interest payments as part of an amortization period of 33 months of equal monthly payments until paid in full. In addition to and not in substitution for the Company’s regular monthly payments of principal plus accrued interest, the Company is required to make a final payment equal to 6% of the aggregate principal amount of the advances (“Final Payment”) on the maturity date.
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
The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowings of Tranches 1, 2 and 3, which is being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense under the SVB Loan and the 2019 Loan, including amortization of the debt discount related to the term debt, totaled $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. The

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
balance of the Final Payment liability was $0.5 million as of September 30, 2020 and is included in other long-term liabilities on the condensed balance sheet. The Company is in compliance with all covenants under the 2019 Loan as of September 30, 2020.
Based on a 33-month amortization of the outstanding principal amounts for the 2019 Loan, the following table sets forth by year the Company’s required future principal payments as of September 30, 2020 (in thousands):

Years Ending December 31,
2020 (remaining three months)	$1,364
2021	5,455
2022	5,455
2023	1,363
Thereafter	—
Total principal payments	13,637
Less unamortized loan fees	(179)
Total term loan borrowings	$13,458
7.    Development Derivative Liability
In January 2020, the Company entered into the SFJ Agreement, pursuant to which SFJ has agreed to provide up to $120.0 million in funding and project management services in connection with the REVERSE-IT trial, a global Phase 3 clinical trial of bentracimab. During the term of the SFJ Agreement, the Company will have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operational support in the European Union.
From the inception of the SFJ Agreement through September 30, 2020, SFJ has provided funding and paid for amounts on the Company's behalf in the aggregate amount of $31.7 million under the SFJ Agreement. In addition, the Company expects that SFJ will fund or reimburse an additional $58.3 million of clinical trial costs and other expenses. SFJ will also provide up to an additional $30.0 million upon the achievement of specified milestones with respect to the Company's clinical development of bentracimab.
If the United States Food and Drug Administration ("FDA") approves a Biologics License Application for bentracimab, the Company has agreed to pay to SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments (the “U.S. Approval Payments”). If the European Medicines Agency ("EMA") or the national regulatory authorities in certain European countries provide marketing approval of bentracimab, the Company will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments (the “EU Approval Payments”). The majority of the U.S. Approval Payments and the EU Approval Payments will be made from the third anniversary to the seventh anniversary of marketing approval in the applicable jurisdiction. If either the Pharmaceuticals and Medical Devices Agency (the “PMDA”) of Japan or the National Medical Products Administration (the “NMPA”) of China provides marketing approval of bentracimab, the Company will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments (the “Japan/China Approval Payments”), with the majority of the payments to be made from the fifth anniversary to the eighth anniversary of marketing approval. The Japan/China Approval Payments will only be paid once regardless of receipt of marketing approval in both Japan and China. The U.S. Approval Payments, EU Approval Payments and Japan/China Approval Payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million. The Company will not be obligated to make the U.S. Approval Payments if it does not receive marketing approval for bentracimab from the FDA, the EU Approval Payments if it does not receive marketing approval for bentracimab from the EMA or the national regulatory authority in certain European countries or the Japan/China Approval Payments if it does not receive marketing approval for bentracimab from either the PMDA or the NMPA.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
earlier of (i) the achievement of certain development milestones or (ii) the consummation of an Acquisition, as defined in the SFJ Agreement. The warrants are equity-classified and were valued at $7.9 million at issuance using a probability adjusted Black-Scholes valuation technique.
The Company accounts for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. At September 30, 2020, the derivative is presented as a liability in the Company's condensed balance sheet. Any changes in fair value are recorded within the Company's condensed statements of operations. The liability was initially recorded at a value of $2.1 million, which incorporates the $10.0 million upfront payment from SFJ and the issuance of the Company's common stock warrants to SFJ. During the nine months ended September 30, 2020, SFJ provided additional funding and paid for amounts on the Company's behalf in the aggregate amount of $21.7 million, and the development derivative liability was subsequently remeasured at September 30, 2020, as a Level 3 derivative. The change of fair value resulted in a $4.3 million and $8.4 million loss from remeasurement of development derivative liability on the condensed statements of operations for the three and nine months ended September 30, 2020, respectively.
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
The following table presents activity for the development derivative liability during the nine months ended September 30, 2020 (in thousands):

Development Derivative Liability
Balance at December 31, 2019	$—
Initial payment, net of common stock warrants	2,075
Funding during the period	21,714
Change in fair value	8,435
Balance at September 30, 2020	$32,224
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
In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to July 2018 and again to September 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2019, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. In June 2020, the Company entered into a lease for additional office space in Malvern, Pennsylvania, which expires in September 2023. As of September 30, 2020, the weighted average remaining lease term for the Company’s leases was 4.8 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 5.7%.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Maturities of operating lease liabilities as of September 30, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (remaining three months)	$140
2021	564
2022	555
2023	419
2024	279
Thereafter	499
Total future minimum lease payments	2,456
Less: Present value adjustment	(338)
Operating lease liabilities	$2,118

The Company recognizes rent expense for the operating leases on a straight-line basis. Rent expense was $0.2 million for the three months ended September 30, 2020 and 2019, and $0.4 million for the nine months ended September 30, 2020 and 2019.
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
Shelf Registration Statement
In December 2019, the Company filed the 2019 Shelf Registration Statement on Form S-3, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of the Company's common stock that may be issued and sold in "at-the-market" sales under the ATM Program. During the nine months ended September 30, 2020, the Company sold 561,848 shares of common stock pursuant to the ATM Program for gross proceeds of $2.9 million.
11.    Stock-Based Compensation
Stock-based compensation expense has been reported in the Company’s condensed statements of operations for the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative	$422	$395	$1,164	$792
Research and development	187	96	491	207
Total stock-based compensation	$609	$491	$1,655	$999

As of September 30, 2020, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $5.4 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.6 years.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
In October 2018, the Company's board of directors and stockholders approved the 2018 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on October 17, 2018, and is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code.
Under the ESPP, eligible employees are granted rights to purchase shares of common stock, which are funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan, and the Company recorded stock-based compensation expense of $46,000 and $0.1 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, no shares of common stock had been issued under the ESPP.
As of September 30, 2020, the total unrecognized compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
12.    License and Other Agreements
MedImmune Limited License Agreement
In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly-owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). During the quarter ended September 30, 2020, the Company made a contingent milestone payment of $2.0 million and is obligated to make remaining contingent milestone payments totaling up to an aggregate of $15.0 million upon the achievement of clinical development and regulatory milestones. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company incurred no royalty costs under the MedImmune License in the three and nine months ended September 30, 2020 and 2019.
The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of bentracimab and provides MedImmune with the return of rights to bentracimab if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. The Company incurred no third-party product storage costs in the three and nine months ended September 30, 2020 and 2019. AstraZeneca is a stockholder of the Company.
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
The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of September 30, 2020, the Company was in compliance with its development obligations.
The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through September 30, 2020.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional nonroyalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third-party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $1.0 million. The Company incurred no costs under the Duke License in the three and nine months ended September 30, 2020 and incurred no costs and $0.3 million in costs in the three and nine months ended September 30, 2019, respectively.
Wacker License Agreement
In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries, and to commercialize bentracimab, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company incurred $0.1 million and $0.3 million under the Wacker License Agreement for the three and nine months ended September 30, 2020, respectively, and $0.1 million for the three and nine months ended September 30, 2019.
Viamet Asset Purchase Agreement
In January 2020, the Company entered into a purchase agreement ("PB6440 Agreement") with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd. (the "Sellers"), pursuant to which the Company acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by the Company under the PB6440 Agreement (together, "Compounds"). Under the terms of the PB6440 Agreement, the Company paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. The Company incurred zero and $0.1 million in costs under the PB6440 Agreement for the three and nine months ended September 30, 2020, respectively.
13.    Revenue
Grant revenue
In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of pemziviptadil for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the United States government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. As of March 31, 2020, the Company had received all $2.8 million in funding available under the SBIR grant. The Company recognized zero and $0.2 million of revenue under the SBIR grants in the three months ended September 30, 2020 and 2019, respectively and $0.3 million and $1.1 million in the nine months ended September 30, 2020 and 2019, respectively.
Revenue Under Collaborative Agreement
In April 2019, the Company entered into an agreement with ImmunoForge Co., Ltd. (“ImmunoForge”) for the exclusive, worldwide license of PB1023, a long-acting, recombinant glucagon-like peptide-1 analogue, for the treatment of certain diseases, including conditions related to sarcopenia.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
In addition to upfront payments already received, the Company is eligible to receive milestone-based payments and mid-single digit royalty payments on net sales of licensed products, a percentage of which Duke University is entitled to receive pursuant to the Duke License. The Company recognized no revenue for the three and nine months ended September 30, 2020 and zero and $0.5 million for the three and nine months ended September 30, 2019 related to the ImmunoForge agreement.
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
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases. Our lead product candidate, bentracimab (also known as PB2452), is a novel reversal agent for the antiplatelet drug ticagrelor, which we are developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of bentracimab in the United States through an accelerated approval process. In our completed Phase 2a clinical trial of bentracimab, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours. Our second product candidate, pemziviptadil (also known as PB1046), is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension, or PAH. Pemziviptadil utilizes our proprietary half-life extending elastin-like polypeptide, or ELP, technology, which also serves as an engine for our preclinical pipeline. We are also developing our preclinical product candidate, PB6440, for treatment-resistant hypertension. We retain worldwide commercial rights to all of our product candidates.
As we advance our clinical programs for bentracimab and pemziviptadil with site activations and patient enrollment, we remain in close contact with our clinical research organizations, clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trials and current timelines and to consider whether we can implement appropriate mitigating measures to help lessen such impacts. At this time, however, we cannot fully forecast the scope of impacts that COVID-19 may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results.
We are developing bentracimab pursuant to a co-development agreement, or the SFJ Agreement, with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company, or SFJ. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operations support in the European Union.
The FDA granted Breakthrough Therapy designation for bentracimab in April 2019. The European Medicines Agency, or EMA, granted bentracimab Priority Medicines, or PRIME, designation in February 2020. Based on feedback from the FDA, we intend to submit a Biologics License Application, or BLA, for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our Phase 3 REVERSE-IT trial, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure. We have commenced our pivotal REVERSE-IT trial and are currently working to identify and initiate additional clinical sites for this study, although the COVID-19 pandemic has temporarily impacted the pace of site initiation and patient enrollment. We expect to enroll the first 100 patients in the REVERSE-IT trial in the second half of 2021, and we are targeting to submit our BLA for bentracimab in the second half of 2022, although those timelines could be impacted by the continued scope and duration of the COVID-19 pandemic. To support full approval for patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure, the FDA recommended enrollment of 200 total patients in the REVERSE-IT trial. After we submit our BLA with data from the first 100 patients, we intend to complete the REVERSE-IT trial and establish a post-approval registry in accordance with FDA requirements. The Committee for Medicinal Products for Human Use, or CHMP, of the EMA has also generally agreed with our proposed development plan for bentracimab.

With respect to our pemziviptadil program, we are resuming enrollment of new patients in our Phase 2b clinical trial for the treatment of PAH after having previously paused enrollment temporarily as a precaution to minimize potential exposure of this patient population at high risk of serious illness from COVID-19 and to reprioritize drug supply to our VANGARD trial. We currently expect to report the top-line results of this trial in the second half of 2021.
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
In April 2019, we received $46.3 million in net proceeds from an underwritten public offering of our common stock. In May 2019, we received an additional $2.5 million under our term loan with SVB and WestRiver, or our 2019 Loan, and in October 2019, we received an additional $5.0 million under our 2019 Loan. In January 2020, we entered into the SFJ Agreement pursuant to which SFJ has agreed to provide us up to $120.0 million of funding to support the clinical development of bentracimab. As of September 30, 2020, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $31.7 million under the SFJ Agreement. In addition, we expect that SFJ will fund or reimburse an additional $58.3 million of clinical trial costs and other expenses. SFJ will also provide up to an additional $30.0 million of funding upon the achievement of specified clinical development milestones with respect to our ongoing REVERSE-IT trial of bentracimab.
Since our inception, we have incurred significant operating losses. Our net loss was $68.2 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $230.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:
•continue our ongoing clinical trials of bentracimab and pemziviptadil, as well as initiate and complete additional clinical trials, as needed;
•seek to expand our geographical reach through the SFJ Agreement and the corresponding clinical development support fees that we will incur;
•pursue regulatory approvals for bentracimab as a reversal agent for the antiplatelet drug ticagrelor and pemziviptadil for the treatment of PAH;
•develop PB6440 for treatment-resistant hypertension;
•seek to discover and develop additional clinical and preclinical product candidates;
•scale up our clinical and regulatory capabilities;
•establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including bentracimab and pemziviptadil;
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
Recent Developments
First Patient Dosed in Canada in REVERSE-IT Trial
In October 2020, we announced the expansion of our global REVERSE-IT trial for bentracimab into Canada, where the first patients outside of the United States have now been enrolled and dosed.
VANGARD Trial Discontinued
In October 2020, we elected to discontinue our VANGARD trial of pemziviptadil for the treatment of hospitalized COVID-19 patients who are at high risk for rapid clinical deterioration and acute respiratory distress syndrome after a strategic review of the trial, including an assessment of the evolving COVID-19 treatment landscape, feedback from the FDA and an interim analysis of the VANGARD trial data. Pemziviptadil was generally well tolerated and there was no adverse safety signal reported in the trial.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expense to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our later-stage clinical trials for bentracimab and pemziviptadil, develop PB6440, conduct other preclinical studies and clinical trials and prepare regulatory filings and, if we receive regulatory approval for one or more product candidates, prepare for commercialization efforts.
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
We anticipate that our general and administrative expense will increase as we continue to operate as a public reporting company and continue to develop bentracimab, pemziviptadil, PB6440 and our future product candidates. We believe that these increases likely will include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.
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
License, Co-Development and Other Agreements
MedImmune Limited License Agreement
In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or MedImmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $3.0 million of which had been incurred as of September 30, 2020; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. From the inception of the MedImmune License through September 30, 2020, we have incurred costs of $3.6 million under the MedImmune License.
Co-Development Agreement with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ will provide us funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In March 2020, we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of bentracimab. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. From the inception of the SFJ Agreement through September 30, 2020, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $31.7 million. In addition, we expect that SFJ will fund or reimburse an additional $58.3 million of clinical trial costs and other expenses. SFJ will also provide up to an additional $30.0 million of funding upon the achievement of specified milestones with respect to our clinical development of bentracimab. During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operational support in the European Union.
Under the terms of the SFJ Agreement, following the FDA approval of a BLA for bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments. If the EMA or the national regulatory authority in certain European countries approve a BLA for bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments. If either the PMDA of Japan or the NMPA of China approves a marketing application for bentracimab, we will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments.
Within 120 days following approval of a BLA for bentracimab in one of the jurisdictions described above, we have the right, at our option, to make a one-time cash payment to SFJ to buy out all or a portion of the future unpaid approval payments for such jurisdiction (i.e., the U.S. Approval Payments, EU Approval Payments or Japan/China Approval Payments, as applicable) for a price reflecting a mid-single-digit discount rate. Within 120 days following a change of control of our company, we or our successor have the right, at its option, to make a one-time cash payment to SFJ to buy out all or a portion of the future unpaid approval payments in any of the jurisdictions in which a BLA for bentracimab was approved prior to the change of control for a price reflecting a mid-single-digit discount rate, provided that SFJ has not previously assigned the right to receive such payments to a third party (in which event we or our successor shall not have such right).

If following termination of the SFJ Agreement we continue to develop bentracimab and obtain BLA approval in the United States, the European Union, Japan or China, we will make the applicable approval payments for such jurisdiction to SFJ as if the SFJ Agreement had not been terminated, less any payments made upon termination, except that if we terminate the SFJ Agreement for SFJ’s failure to make any payment to us when due, or SFJ terminates the SFJ Agreement due to a material adverse event, as defined in the SFJ Agreement, then our obligation to make such approval payments would be reduced by 50%.
Duke License Agreement
In October 2006, we entered into an exclusive license agreement, or the Duke License, with Duke University, or Duke, which we most recently amended in April 2019. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products covered by the Duke License, or Duke licensed products, relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional nonroyalty payments we receive, subject to certain conditions. From the inception of the Duke License through September 30, 2020, we have incurred royalty costs of $0.3 million under the

Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries and to commercialize bentracimab, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. We incurred $0.1 million and $0.3 million in costs under the Wacker License Agreement for the three and nine months ended September 30, 2020, respectively, and $0.1 million for the three and nine months ended September 30, 2019.
Viamet Asset Purchase Agreement
In January 2020, we entered into the PB6440 Agreement with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, Compounds. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. We incurred zero and $0.1 million in costs under the PB6440 Agreement for the three and nine months ended September 30, 2020, respectively.
Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Change
	2020	2019
Grant revenue	$—	$241	$(241)
Operating expenses:
Research and development	17,416	9,028	8,388
General and administrative	3,076	2,803	273
Total operating expenses	20,492	11,831	8,661
Loss from operations	(20,492)	(11,590)	(8,902)
Other income (expense):
Loss from remeasurement of development derivative liability	(4,273)	—	(4,273)
Interest income	3	451	(448)
Interest expense	(362)	(266)	(96)
Foreign exchange gain (loss)	(19)	14	(33)
Total other income (expense)	(4,651)	199	(4,850)
Net loss	$(25,143)	$(11,391)	$(13,752)

Grant Revenue
Grant revenue was zero for the three months ended September 30, 2020, compared to $0.2 million for the three months ended September 30, 2019. We did not incur any costs that qualified for grant reimbursement under our government grants during the three months ended September 30, 2020. As of March 31, 2020, we had received all $2.8 million in funding available under the Small Business Innovation Research grants we received from the National Institutes of Health to support the clinical development of pemziviptadil for the treatment of PAH.
Research and Development Expense
Research and development expense was $17.4 million for the three months ended September 30, 2020, compared to $9.0 million for the three months ended September 30, 2019. The increase of $8.4 million was primarily attributable to increased drug manufacturing and clinical development activities and a licensing milestone payment related to bentracimab and pemziviptadil and increased personnel costs due to additional headcount.
The following table summarizes our research and development expenses by functional area for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Change
	2020	2019
Preclinical and clinical development	$15,004	$7,460	$7,544
Compensation and related benefits	1,750	1,136	614
Stock-based compensation	187	96	91
Facilities expense	327	179	148
Other	148	157	(9)
Total research and development expenses	$17,416	$9,028	$8,388

We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Change
	2020	2019
External research and development expense by program:
Bentracimab	$12,281	$4,816	$7,465
Pemziviptadil	2,462	2,283	179
Unallocated research and development expense:
Compensation and stock-based compensation	1,937	1,232	705
Other research and development	736	697	39
Total research and development expenses	$17,416	$9,028	$8,388
General and Administrative Expense
General and administrative expense was $3.1 million for the three months ended September 30, 2020, compared to $2.8 million for the three months ended September 30, 2019. The increase of $0.3 million was primarily attributable to increases in professional services related to legal and consulting services, directors and officers liability insurance and personnel expense due to additional headcount.
Loss From Remeasurement of Derivative Liability

Loss from remeasurement of derivative liability was $4.3 million for the three months ended September 30, 2020. The liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The derivative liability was subsequently remeasured at the end of the quarter as a Level 3 derivative.
Interest Income
Interest income was $3,000 for the three months ended September 30, 2020, compared to $0.5 million for the three months ended September 30, 2019. The decrease of $0.5 million was attributable to lower balances of cash and cash equivalents and lower interest rates during 2020.
Interest Expense
Interest expense was $0.4 million for the three months ended September 30, 2020, compared to $0.3 million for the three months ended September 30, 2019. The increase of $0.1 million was attributable to increased borrowings on the 2019 Loan.
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Change
	2020	2019
Revenue:
Grant revenue	$320	$1,097	$(777)
Revenue under collaborative agreement	—	500	(500)
Total revenue	320	1,597	(1,277)
Operating expenses:
Research and development	49,721	22,530	27,191
General and administrative	9,477	7,523	1,954
Total operating expenses	59,198	30,053	29,145
Loss from operations	(58,878)	(28,456)	(30,422)
Other income (expense):
Loss from remeasurement of development derivative liability	(8,435)	—	(8,435)
Interest income	235	1,259	(1,024)
Interest expense	(1,119)	(711)	(408)
Foreign exchange gain (loss)	7	(8)	15
Total other income (expense)	(9,312)	540	(9,852)
Net loss	$(68,190)	$(27,916)	$(40,274)
Revenue
Grant revenue was $0.3 million for the nine months ended September 30, 2020, compared to $1.1 million for the nine months ended September 30, 2019. We incurred fewer costs that qualified for grant reimbursement under our government grants during the nine months ended September 30, 2020. Revenue under collaborative agreement was zero for the nine months ended September 30, 2020, compared to $0.5 million for the nine months ended September 30, 2019, which reflected the receipt of an upfront payment in April 2019 under our agreement with ImmunoForge.
Research and Development Expense
Research and development expense was $49.7 million for the nine months ended September 30, 2020, compared to $22.5 million for the nine months ended September 30, 2019. The increase of $27.2 million was primarily attributable to increased costs associated with drug manufacturing and clinical development activities and a licensing milestone payment related to bentracimab and pemziviptadil, general research activities, a licensing milestone payment and increased personnel costs due to additional headcount.
The following table summarizes our research and development expenses by functional area for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Change
	2020	2019
Preclinical and clinical development	$42,705	$18,064	$24,641
Compensation and related benefits	5,127	3,257	1,870
Stock-based compensation	491	207	284
Facilities expense	772	566	206
Other	626	436	190
Total research and development expenses	$49,721	$22,530	$27,191
We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Change
	2020	2019
External research and development expense by program:
Bentracimab	$32,185	$12,742	$19,443
Pemziviptadil	9,408	4,369	5,039
Unallocated research and development expense:
Compensation and stock-based compensation	5,618	3,464	2,154
Other research and development	2,510	1,955	555
Total research and development expenses	$49,721	$22,530	$27,191
General and Administrative Expense
General and administrative expense was $9.5 million for the nine months ended September 30, 2020, compared to $7.5 million for the nine months ended September 30, 2019. The increase of $2.0 million was primarily attributable to increases in professional services due to business development costs associated with preparation for commercialization activities, personnel expense due to additional headcount and directors and officers liability insurance.
Loss From Remeasurement of Derivative Liability
Loss from remeasurement of derivative liability was $8.4 million for the nine months ended September 30, 2020. The liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The derivative liability was subsequently remeasured at the end of the quarter as a Level 3 derivative.
Interest Income
Interest income was $0.2 million for the nine months ended September 30, 2020, compared to $1.3 million for the nine months ended September 30, 2019. The decrease of $1.0 million was attributable to lower balances of cash and cash equivalents and lower interest rates during 2020.
Interest Expense

Interest expense was $1.1 million for the nine months ended September 30, 2020, compared to $0.7 million for the nine months ended September 30, 2019, reflecting an increase of $0.4 million. The increase was attributable to increased borrowings on the 2019 Loan.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and convertible preferred stock and borrowings under our term loans. In future periods, we expect SFJ to provide up to an additional $88.3 million of funding pursuant to the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of bentracimab. As of September 30, 2020, we had cash and cash equivalents of $39.4 million.
In March 2019, we entered into the 2019 Loan with SVB and WestRiver, pursuant to which we could borrow up to $15.0 million, issuable in three separate tranches. As of September 30, 2020, we had drawn on all three tranches under the 2019 Loan in the amounts of $7.5 million, $2.5 million and $5.0 million.
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
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide funding to support the development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. From the inception of the SFJ Agreement through September 30, 2020, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $31.7 million. In addition, we expect that SFJ will fund or reimburse an additional $58.3 million of clinical trial costs and other expenses. We are also eligible to receive up to an additional $30.0 million of funding upon the achievement of specific clinical development milestones with respect to our ongoing REVERSE-IT trial of bentracimab.
The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(48,612)	$(27,105)
Net cash used in investing activities	(1,357)	(824)
Net cash provided by financing activities	15,297	48,649
Net (decrease) increase in cash and cash equivalents	$(34,672)	$20,720
Operating Activities
Net cash used in operating activities was $48.6 million during the nine months ended September 30, 2020. The use of cash primarily related to our net loss of $68.2 million, in addition to a $5.9 million change in our operating assets and liabilities. The use of cash was partially offset by non-cash expenses, primarily $14.7 million in research and development expenses paid for on our behalf by SFJ, $8.4 million from the loss from remeasurement of development derivative liability and $1.7 million in stock-based compensation. The change in our operating assets and liabilities was principally due to a $7.0 million increase in prepaid expenses as a result of drug manufacturing payments related to bentracimab and a decrease of $1.1 million in accounts payable, partially offset by a $1.2 million decrease in other receivables due to timing of the receipt of grant revenue funds and a $0.9 million increase in accrued expenses and other current liabilities primarily due to timing of payments related to clinical trial activities for bentracimab and pemziviptadil.
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
Investing Activities
Net cash used in investing activities was $1.4 million for the purchase of property and equipment and the acquisition of intellectual property rights during the nine months ended September 30, 2020. Net cash used in investing activities was $0.8 million for the purchase of property and equipment during the nine months ended September 30, 2019.
Financing Activities
Net cash provided by financing activities was $15.3 million during the nine months ended September 30, 2020, due primarily to the receipt of $13.9 million under the SFJ Agreement and $2.9 million in net proceeds from sales under the ATM Program, partially offset by $1.4 million in repayments of long-term debt. Net cash provided by financing activities was $48.6 million during the nine months ended September 30, 2019, due primarily to the receipt of $46.3 million in net proceeds from the April 2019 underwritten public offering and borrowings of $3.1 million on the 2019 Loan, partially offset by $0.9 million in repayments of the SVB Loan.
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
We expect that our existing cash and cash equivalents as of September 30, 2020, in addition to the $58.3 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse, will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2022. We intend to devote our existing cash to advance bentracimab and pemziviptadil, fund the development of our ELP technology and preclinical programs and for general working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
Our future capital requirements will depend on many factors, including:
•the progress and results of our ongoing and planned future clinical trials of bentracimab, pemziviptadil, PB6440 and our other preclinical programs;
•the timing and amount of payments we receive under the SFJ Agreement, and our ability to comply with our capitalization requirements under the SFJ Agreement;
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
•our ability to establish collaborations to commercialize pemziviptadil in the United States;
•our ability to establish collaborations to commercialize bentracimab, pemziviptadil or any of our other product candidates outside of the United States; and
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.
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
Development Derivative Liability
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ will provide funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab.

If the FDA approves a BLA for bentracimab, we have agreed to pay to SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments, or the U.S. Approval Payments. If the EMA or the national regulatory authorities in certain European countries provide marketing approval of bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments, or the EU Approval Payments. The majority of the U.S. Approval Payments and the EU Approval Payments will be made from the third anniversary to the seventh anniversary of marketing approval in the applicable jurisdiction. If either the Pharmaceuticals and Medical Devices Agency, or the PMDA, of Japan or the National Medical Products Administration, or the NMPA, of China provides marketing approval of bentracimab, we will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments, or the Japan/China Approval Payments, with the majority of the payments to be made from the fifth anniversary to the eighth anniversary of marketing approval. The Japan/China Approval Payments will only be paid once regardless of receipt of marketing approval in both Japan and China. The U.S. Approval Payments, EU Approval Payments and Japan/China Approval Payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million. We will not be obligated to make the U.S. Approval Payments if we do not receive marketing approval for bentracimab from the FDA, the EU Approval Payments if we do not receive marketing approval for bentracimab from the EMA or the national regulatory authority in certain European countries or the Japan/China Approval Payments if we do not receive marketing approval for bentracimab from either the PMDA or the NMPA.
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
With respect to the quarter ended September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Associated with Our Business
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in this “Risk Factors” section, including the following:
•The ongoing COVID-19 pandemic is likely to adversely impact our business and operations, including our clinical trials.
•We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
•We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
•If we receive regulatory approval for bentracimab, or if the SFJ Agreement is terminated, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the SFJ Agreement, SFJ could exercise its remedies as a holder of a first-priority security interest in our assets and our business could be materially harmed.
•We currently have only two clinical-stage product candidates, bentracimab, a ticagrelor reversal agent, and pemziviptadil for the treatment of PAH. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for these or any other indications, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
•Based on feedback from the FDA, we intend to seek regulatory approval of bentracimab in the United States through an accelerated approval process. If we are not successful with this process, the development and commercialization of bentracimab could be delayed, abandoned or significantly more costly.
•Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.
•As an organization, we have never completed pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.
•ELP is a novel technology, which makes it difficult to predict the time, risks and cost of development and the ability to subsequently obtain regulatory approval of our ELP product candidates.
•We may not be successful in our efforts to increase our pipeline of product candidates, including by pursuing additional indications for our current product candidates or in-licensing or acquiring additional product candidates for other diseases.

•Market acceptance of bentracimab, if approved, will depend heavily on the continued market acceptance and use of ticagrelor.
•We contract with third parties for the manufacture of bentracimab and pemziviptadil for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.
•If we fail to comply with our obligations in our current and future intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.
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

As we advance our clinical programs for bentracimab and pemziviptadil with site activations and patient enrollment, we remain in close contact with our CROs, clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trials and current timelines and to consider whether we can implement appropriate mitigating measures to help to lessen such impacts. At this time, however, we cannot currently fully forecast the scope of impacts that COVID-19 may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results.
We have commenced our pivotal REVERSE-IT trial for bentracimab and are currently working to identify and initiate additional clinical sites for this study, although the COVID-19 pandemic has temporarily impacted the pace of site initiation and patient enrollment. We expect to enroll the first 100 patients in the REVERSE-IT trial in the second half of 2021, and we are targeting to submit our BLA for bentracimab in the second half of 2022, although those timelines could be impacted by the continued scope and duration of the COVID-19 pandemic.
With respect to our pemziviptadil program, we are resuming enrollment of new patients in our Phase 2b clinical trial for the treatment of PAH after having previously paused enrollment temporarily as a precaution to minimize potential exposure of this patient population at high risk of serious illness from COVID-19 and to reprioritize drug supply to our VANGARD trial. We currently expect to report the top-line results of this trial in the second half of 2021.
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
Since our inception, we have incurred significant net losses. Our net loss was $68.2 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $230.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, private placements of convertible debt and convertible preferred stock and borrowings under our term loan. In future periods we expect SFJ to provide up to $88.3 million of funding pursuant to the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of bentracimab. We have no products approved for commercialization and have never generated any revenue from product sales.
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
•continue our ongoing clinical trials of bentracimab and pemziviptadil, as well as initiate and complete additional clinical trials, as needed;
•seek to expand our geographical reach through the SFJ Agreement and the corresponding clinical development support fees that we will incur;
•pursue regulatory approvals for bentracimab as a reversal agent for the antiplatelet drug ticagrelor and pemziviptadil for the treatment of PAH;
•develop PB6440 for treatment-resistant hypertension;
•seek to discover and develop additional clinical and preclinical product candidates;
•scale up our clinical and regulatory capabilities;
•establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including bentracimab and pemziviptadil;
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

Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we complete our ongoing clinical trials of our product candidates, initiate future clinical trials of our product candidates, seek marketing approval for bentracimab as a ticagrelor reversal agent and pemziviptadil for the treatment of PAH, develop PB6440 for treatment-resistant hypertension and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for bentracimab, pemziviptadil, PB6440 or any other product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company.
As of September 30, 2020, we had cash and cash equivalents of $39.4 million. We believe that our existing cash and cash equivalents as of September 30, 2020, in addition to the $58.3 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse pursuant to the SFJ Agreement, will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
•the progress and results of our ongoing and planned future clinical trials of bentracimab and pemziviptadil and our development of PB6440 and other preclinical programs;
•the timing and amount of any payments we receive under the SFJ Agreement, and our ability to comply with our capitalization requirements under the SFJ Agreement;
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
•our ability to establish collaborations to commercialize pemziviptadil in the United States;
•our ability to establish collaborations to commercialize bentracimab, pemziviptadil, PB6440 or any of our other product candidates outside the United States; and
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.
We will require additional capital to commercialize bentracimab, pemziviptadil and PB6440. If we receive regulatory approval for any of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
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

Except with respect to the funding obligations pursuant to the SFJ Agreement, we do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, under the SFJ Agreement, we granted SFJ a first-priority security interest in all of our assets related to bentracimab, subject only to the lien of SVB and WestRiver, or the Lenders, for existing indebtedness to the Lenders. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to intellectual property related to bentracimab. Similarly, our loan and security agreement with the Lenders is secured by a security interest in substantially all of our current and future assets. We are also obligated to comply with various other customary covenants, including restrictions on our ability to encumber our intellectual property assets. The security interests granted to SFJ and the Lenders may preclude future debt financing or make the terms of such financings less favorable.
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
If we receive regulatory approval for bentracimab, or if the SFJ Agreement is terminated, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the SFJ Agreement, SFJ could exercise its remedies as a holder of a first-priority security interest in our assets and our business could be materially harmed.
On January 9, 2020, we entered into the SFJ Agreement, pursuant to which SFJ is to provide up to $120.0 million to support the global development of bentracimab. If we receive regulatory approval for bentracimab as a reversal agent for the antiplatelet drug ticagrelor, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. Our ability to make these required payments depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to meet our obligations under the SFJ Agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ. We have granted SFJ a first-priority security interest in all of our assets related to bentracimab, subject only to the lien of the Lenders for existing indebtedness to the Lenders. If we are unable to meet our payment obligations to SFJ, SFJ may exercise its remedies as a holder of a first-priority security interest, which would result in a loss of our assets and our business would be materially harmed.
In addition, in the event that (i) we fail to pay any amounts payable to SFJ under the SFJ Agreement within a specified time period, (ii) we are in default of our obligations (subject to certain exclusions) under the MedImmune License or (iii) either (a) we determine it is probable that we will be unable to meet our obligations as they become due within one year after the date that our financial statements for the then-current quarter are issued, or available to be issued or (b) a “going concern” footnote is included in any of our financial statements, and, in either case ((a) or (b)), we fail to remedy such going concern condition as specified in the agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. If our business related to bentracimab is transferred to SFJ, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world.
In the event that the SFJ Agreement is terminated, we will be obligated to make substantial payments to SFJ. If following termination of the SFJ Agreement we continue to develop bentracimab and obtain BLA approval in the United States, the European Union, Japan or China, we will be obligated to pay applicable approval payments for any such jurisdiction to SFJ as if the SFJ Agreement had not been terminated, less any payments made upon termination, except in limited circumstances. Further, if our business related to SFJ is transferred to SFJ in the event that we breach certain provisions of the SFJ Agreement, we will not share in any revenues from the commercialization of bentracimab until SFJ has received an at least 300% return on its investment in bentracimab. See “Business - License, Co-Development and Other Agreements - Co-Development Agreement for bentracimab with SFJ Pharmaceuticals.” Such payment obligations could have significant consequences for our stockholders and our business, results of operations and financial condition and could force us to delay or terminate development of bentracimab or other product candidates.
Risks Related to the Development of Our Product Candidates
We currently have only two clinical-stage product candidates, bentracimab, a ticagrelor reversal agent, and pemziviptadil for the treatment of PAH. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for these or any other indications, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
We currently have no products that are approved for commercial sale. We currently have only two clinical-stage product candidates, bentracimab and pemziviptadil. To date, we have not yet conducted any pivotal clinical trials. We have not completed the development of any product candidates, and we may never be able to develop marketable products.
We have invested substantially all of our efforts and financial resources in the development of our clinical and preclinical product candidates and our proprietary ELP technology. Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of bentracimab, pemziviptadil, PB6440 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:
•timely and successful completion of preclinical studies and clinical trials;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•successful enrollment and completion of clinical trials;
•with respect to bentracimab, the success of our collaboration with SFJ;
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
•the prevalence and severity of adverse events experienced with bentracimab, pemziviptadil, PB6440 or any other product candidates;
•the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop, specifically, alternative reversal agents or antiplatelet therapies to ticagrelor (including therapies that may be developed with a reversal agent), or alternative treatments for PAH or treatment-resistant hypertension;
•our ability to produce bentracimab, pemziviptadil, PB6440 or any other product candidates we develop on a commercial scale;
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
If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for bentracimab, pemziviptadil, PB6440 or any other product candidate we develop, we may not be able to continue our operations.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Bentracimab and pemziviptadil are currently our only clinical-stage product candidates. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for bentracimab, pemziviptadil, PB6440 or any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA, or a new drug application, or NDA, from the FDA. To date, we have only had limited discussions with the EMA and other comparable foreign authorities regarding regulatory approval for bentracimab, pemziviptadil or any other product candidate outside of the United States.
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
We have invested a significant portion of our time and financial resources in the development of our clinical and preclinical product candidates, including bentracimab, pemziviptadil and PB6440. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize bentracimab, pemziviptadil, PB6440 and any future product candidates in a timely manner.
Even if we eventually complete clinical testing and receive approval of a BLA, NDA or foreign marketing application for bentracimab, pemziviptadil, PB6440 or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.
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
Based on feedback from the FDA, we intend to seek regulatory approval of bentracimab in the United States through an accelerated approval process. If we are not successful with this process, the development and commercialization of bentracimab could be delayed, abandoned or significantly more costly.
The FDA’s accelerated approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. Based on feedback from the FDA, our strategy is to use an accelerated approval pathway that may require that our REVERSE-IT trial of bentracimab be ongoing at the time of BLA approval. To support our BLA submission for accelerated approval, the FDA recommended an interim analysis of biomarker data from an initial subset of 100 patients, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure, in our REVERSE-IT trial, together with safety data from our Phase 2 clinical trials. After we submit our BLA with data from the first 100 patients, we intend to complete the REVERSE-IT trial and establish a post-approval registry in accordance with FDA requirements. If the FDA requires the completion of the REVERSE-IT trial prior to the submission of a BLA, the development and commercialization timeline of bentracimab will be delayed. Further, the FDA may determine that the trials conducted by us were insufficient to support approval for all or some of the proposed indications, require us to conduct extensive post-approval studies or require us to make modifications to our ongoing REVERSE-IT trial after approval and marketing.
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
Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, pure and effective for use in each target indication, and failures can occur at any stage of testing. Based on the health profile of our patient population, it is possible that we may experience a serious adverse event which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.
Clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication. For example, we recently discontinued our VANGARD trial of pemziviptadil for the treatment of hospitalized COVID-19 patients at high risk for rapid clinical deterioration and ARDS based, in part, on an interim efficacy analysis of the study data, although pemziviptadil was generally well tolerated in the trial.
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
We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, EMA or other regulatory agencies to market bentracimab, pemziviptadil, PB6440 or any future product candidate. Carrying out pivotal clinical trials is a complicated process. As an organization, we have not previously completed any later stage or pivotal clinical trials. In order to do so, we have needed to and will need to further expand our clinical development and regulatory capabilities, and we may be unable to recruit and train additional qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. See “— Risks Related to our Dependence on Third Parties —We rely on third parties to conduct a significant portion of our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.” In particular, pursuant to the SFJ Agreement, SFJ will have primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operational support in the European Union. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA or NDA submission and approval of bentracimab, pemziviptadil, PB6440 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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
Our clinical development of bentracimab depends on the continued use of ticagrelor as an antiplatelet therapy.
We are developing bentracimab as a ticagrelor reversal agent for the treatment of patients on ticagrelor with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. If previously unknown safety risks related to ticagrelor are discovered that would affect its use as an antiplatelet therapy, or if market acceptance of ticagrelor significantly changes, we may pause or stop development of bentracimab, which would significantly and adversely affect our business prospects.

ELP is a novel technology, which makes it difficult to predict the time, risks and cost of development and of subsequently obtaining regulatory approval of our ELP product candidates.
Pemziviptadil and certain other preclinical product candidates are based on our proprietary ELP technology. Some of our future success depends on the successful development of this technology and products based on it. To our knowledge, no regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using our novel ELP technology. We may never receive approval to market and commercialize any product candidate that utilizes ELP.
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
We may be unable to obtain or maintain orphan drug designations or exclusivity for pemziviptadil or other product candidates, which could limit the potential profitability of such product candidates.
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
The FDA has granted two orphan drug designations for pemziviptadil: one for the treatment of PAH and a second for cardiomyopathy associated with DMD. We may seek orphan drug designation for future indications for pemzviptadil or for other product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer or more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.
Breakthrough Therapy designation by the FDA and PRIME designation by the EMA for bentracimab, or any other product candidate, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive marketing approval.
We have received a Breakthrough Therapy designation for bentracimab for the reversal of ticagrelor's antiplatelet activity and may, in the future, apply for Breakthrough Therapy designation for other product candidates. A Breakthrough Therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

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
Access to the PRIME initiative is granted by the EMA to support the development and accelerate the review of new therapies to treat patients with unmet medical need. The receipt of this access for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional EMA procedures and, in any event, does not assure ultimate approval by the EMA. In addition, even though bentracimab has been granted access to PRIME, the EMA may later decide that it no longer meets the conditions for such access.
We may not be successful in our efforts to increase our pipeline of product candidates, including by pursuing additional indications for our current product candidates or in-licensing or acquiring additional product candidates for other diseases.
A key element of our strategy is to build and expand our pipeline of product candidates, including by developing pemziviptadil for the treatment of other orphan conditions and PB6440 for treatment-resistant hypertension and by identifying other product candidates using our ELP technology. In addition, we may in-license or acquire additional product candidates for other diseases. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of bentracimab as a ticagrelor reversal agent, pemziviptadil for the treatment of PAH, and PB6440 for treatment-resistant hypertension. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for pemziviptadil that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
Risks Related to the Commercialization of Our Product Candidates
Market acceptance of bentracimab, if approved, will depend heavily on the continued market acceptance and use of ticagrelor.
The commercial success of bentracimab as a ticagrelor reversal agent, if approved, is dependent on the continued market acceptance and use of ticagrelor as an antiplatelet therapy. Ticagrelor competes against other commercially available antiplatelet therapies, including other P2Y12 receptor antagonists, many of which are available as generic drugs and therefore significantly less expensive than ticagrelor. New antiplatelet therapies may also be developed in the future, including other P2Y12 receptor antagonists and other antiplatelet therapies which could also have reversal agents, that could displace ticagrelor as the American College of Cardiology, American Heart Association and European Society of Cardiology’s preferred antiplatelet agent for acute coronary syndrome or otherwise reduce ticagrelor’s market position. Any such changes in the market acceptance and use of ticagrelor would significantly harm our business, results of operations and prospects for bentracimab.
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
•the availability of third-party coverage and adequate reimbursement for bentracimab, pemziviptadil, PB6440 and any other product candidates, once approved;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products together with other medications.
If we are unable to establish sales, marketing and distribution capabilities for bentracimab, pemziviptadil, PB6440 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.
We do not have sales or marketing infrastructure. To achieve commercial success for bentracimab, pemziviptadil, PB6440 or any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
There are currently no other known reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. Upon approval, bentracimab would be the only therapeutic agent available for specific reversal of ticagrelor. There can be no assurance that competitors will not seek to develop a competing product. Moreover, the success of bentracimab, if approved, will be dependent on the continued success of ticagrelor. See “—Market acceptance of bentracimab, if approved, will depend heavily on the continued market acceptance and use of ticagrelor.”
We are aware of several other products and product candidates as potential treatments for PAH that would compete with pemziviptadil. Although we anticipate that pemziviptadil may be used as a complement to patients’ existing therapies, we expect to compete with existing treatments for PAH patients with Class II-IV symptoms that target the endothelin, nitric oxide and prostacyclin pathways, as well as any generic equivalents that may be developed. In addition to currently approved drugs within these classes, we are also aware of a number of PAH therapies in clinical development with which pemziviptadil would compete if approved.
In addition, we are aware of several other products and product candidates as potential treatments for treatment-resistant hypertension that could compete with PB6440. Although we anticipate that PB6440 may be used as a complement to patients’ existing antihypertensive therapies, we expect to compete with existing generic treatments for hypertension that target the mineralocorticoid receptor. In addition to the currently approved mineralocorticoid receptor antagonists, eplerenone and spironolactone, we are also aware of a number of therapies in clinical development for the treatment of resistant hypertension with which PB6440 would compete if approved, including CIN-107, an aldosterone synthase inhibitor currently being evaluated by CinCor Pharma, Inc. in a Phase 2 clinical trial.
In addition, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than bentracimab, pemziviptadil, PB6440 or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product, which could result in our competitors establishing a strong market position before we are able to enter the market.

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
The success of bentracimab as a ticagrelor reversal agent, pemziviptadil for the treatment of PAH, PB6440 for treatment-resistant hypertension or any future product candidate will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.
We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for bentracimab as a ticagrelor reversal agent, pemziviptadil for the treatment of PAH, PB6440 for treatment-resistant hypertension and/or procedures utilizing bentracimab, pemziviptadil, PB6440 or any other product candidate, and the extent to which patients will be willing to pay out-of-pocket for such products and procedures, in the absence of reimbursement for all or part of the cost. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. Even if the procedure using our product is covered, third-party payors, such as Medicare, Medicaid, managed care organizations, and private health insurers, may package the cost of the drug into the procedure payment and not separately reimburse the physician for the costs associated with our product. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products once approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.
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
There can be no assurance that bentracimab, pemziviptadil, PB6440 or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.
The market for bentracimab, pemziviptadil, PB6440 or any other product candidates may be smaller than we expect.
Our estimates of the potential market opportunity for bentracimab, pemziviptadil, PB6440 or any other product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research reports. These assumptions include, for bentracimab, the number of patients on ticagrelor who will experience uncontrolled major or life-threatening bleeding or who will require urgent surgery or an invasive procedure; for pemziviptadil, the number of patients with PAH; and for PB6440, the number of patients with treatment-resistant hypertension, as well as the estimated reimbursement levels for each product candidate if approved. However, there can be no assurance that any of these assumptions are, or will remain, accurate. If the actual market for bentracimab, pemziviptadil, PB6440 or for any other product candidates we may develop is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.
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
To date, we have generally engaged CROs to conduct or assist in our ongoing clinical trials of bentracimab and pemziviptadil. We expect to engage CROs for future clinical trials for bentracimab, pemziviptadil, PB6440 or other product candidates that we may progress to clinical development. In addition, pursuant to the SFJ Agreement, SFJ will have primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operational support in the European Union. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct these clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic.
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
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of bentracimab, pemziviptadil, PB6440 or any other product candidates.
We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.
We contract with third parties for the manufacture of bentracimab and pemziviptadil for clinical drug supply and expect to continue to do so for commercialization, if approved. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of bentracimab, pemziviptadil, PB6440 and any other product candidates that we may pursue, for clinical development as well as for commercial manufacture of bentracimab, pemziviptadil, PB6440 and any other product candidates which we may pursue, if we receive marketing approval. We also rely on a proprietary E. coli strain owned by Wacker Biotech GmbH, or Wacker, which we have licensed for the production of bentracimab. Our reliance on Wacker’s E. coli strain increases the risk that we will not have sufficient quantities of bentracimab or be able to obtain quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts. We will continue to rely on Wacker to manufacture our clinical supply of bentracimab for our ongoing clinical trials.
With respect to bentracimab, to date we have only relied upon Wacker for manufacture of drug substance for use in our initial clinical trials. As we scale our manufacturing of bentracimab to meet potential commercial demand, if bentracimab is approved, we have initiated a technology transfer of our current manufacturing process for bentracimab to BioVectra Inc., or BioVectra, another cGMP contract manufacturer. We have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and intend to engage BioVectra to manufacture commercial supply of bentracimab, if approved. We will need to perform analytical and other tests to demonstrate that the new materials produced by Wacker, BioVectra, or any other future third-party manufacturer that we engage, are comparable in all respects to the product utilized in our previous clinical trials. There is no assurance that any such product will pass the required comparability testing, that any other future third-party manufacturer that we engage will be successful in producing bentracimab or that any materials produced by Wacker, BioVectra or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials used in our previous clinical trials. Moreover, if supplies are interrupted or produced in poor yield or quality, it would materially harm our business. BioVectra will be required to scale up the manufacturing process to meet our future needs of bentracimab for later-stage clinical development and, if approved, commercialization. If BioVectra is unable to successfully scale up the manufacturing process, we would need to find alternative manufacturing facilities or an alternative manufacturing process, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and which could adversely affect the clinical development of bentracimab.
We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of bentracimab, pemziviptadil, PB6440 and any other product candidates for which we obtain marketing approval. The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA or other regulatory authorities after we submit our BLA or comparable marketing application to the FDA or other regulatory authority. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we may be unable to obtain regulatory approval of our marketing applications. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
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
We are collaborating with SFJ for the development of bentracimab, and we may seek additional collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
We are collaborating with SFJ for the development of bentracimab. We may seek additional third-party collaborators for the development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any such arrangements include regional and national pharmaceutical companies and biotechnology companies. If we enter into any additional such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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
Our product development programs and the potential commercialization of our product candidates will require substantial additional capital. We are collaborating with SFJ for the development of bentracimab. For our other product candidates, we may decide to establish additional collaborations with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.
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
As of the date of this Quarterly Report on Form 10-Q, our patent estate contained at least 21 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in

24 United States patents, 16 United States patent applications, over 100 foreign patents and over 60 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of bentracimab, pemziviptadil and our ELP technology. These license agreements impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor and may face other penalties. Such an occurrence would materially adversely affect our business prospects.
Licenses to additional third-party technology and materials that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition. Although we control the prosecution, maintenance and enforcement of the licensed and sublicensed intellectual property relating to bentracimab, we may require the cooperation of our licensors and any upstream licensor, which may not be forthcoming. Therefore, we cannot be certain that the prosecution, maintenance and enforcement of these patent rights will be in a manner consistent with the best interests of our business. If we or our licensor fail to maintain such patents, or if we or our licensor lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future. Further, if we fail to comply with our development obligations under our license agreements, we may lose our patent rights with respect to such agreement on a territory-by-territory basis, which would affect our patent rights worldwide.
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
Further, we have granted SFJ a security interest in all of our assets related to bentracimab, pursuant to the SFJ Agreement. If we are unable to meet our payment obligations to SFJ, SFJ may exercise its remedies as a holder of a first priority security interest, which would result in a loss of our bentracimab intellectual property rights and our business would be materially harmed.
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
As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize bentracimab, pemziviptadil, PB6440 or any future product candidates. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such United States patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.
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
If we rely on third parties to manufacture or commercialize bentracimab, pemziviptadil, PB6440 or any future product candidates, or if we collaborate with additional third parties for the development of bentracimab, pemziviptadil, PB6440 or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, known as “covered entities”, and their respective HIPAA “business associates”, which are independent contractors that perform certain services involving the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (1) payments or other “transfers of value’’ made to physicians, as defined by such law, and teaching hospitals, and (2) ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022 to require applicable manufacturers to report such information regarding their relationships during the prior year with physicians assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives; and
•state and foreign law equivalents of each of the above federal laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect on May 25, 2018, imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. In addition, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.
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
Even if we obtain regulatory approval for bentracimab, pemziviptadil, PB6440 or any future product candidates, they will remain subject to ongoing regulatory oversight.
Even if we obtain any regulatory approval for bentracimab, pemziviptadil, PB6440 or any future product candidates, such product candidates, once approved, will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submitting of safety and other post-market information, among other things. Any regulatory approvals that we receive for bentracimab, pemziviptadil, PB6440 or any future product candidates may also be subject to a risk evaluation and mitigation strategy, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing, including Phase 4 trials, and in the event that we receive accelerated approval of bentracimab, the completion of a Phase 3 trial, and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.
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
If we fail to comply with applicable regulatory requirements following approval of bentracimab, pemziviptadil, PB6440 or any future product candidates, a regulatory authority may:
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize bentracimab, pemziviptadil, PB6440 or any future product candidates and harm our business, financial condition, results of operations and prospects.
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
There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a judge for the United States District Court for the Northern District of Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, with oral arguments occurring in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.
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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a plan to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS's policy change that was effective January 1, 2019. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of "essential" medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The Trump administration has also taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be interpreted and implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for bentracimab, pemziviptadil, PB6440 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:
•additional clinical trials to be conducted prior to obtaining approval;
•changes to manufacturing methods;
•recalls, replacements, or discontinuance of one or more of our products; and
•additional recordkeeping.
Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of bentracimab, pemziviptadil, PB6440 or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.
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
As of September 30, 2020, we had approximately 50 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
Our stock price has been, and may continue to be, volatile. Since our initial public offering, or IPO, our common stock has traded at prices ranging from $2.55 to $16.65 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•the commencement, enrollment or results of our clinical trials of bentracimab, pemziviptadil, PB6440 or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•any delay in our regulatory filings for bentracimab, pemziviptadil, PB6440 or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results from, delays in or termination of clinical trials;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•unanticipated serious safety concerns related to the use of bentracimab, pemziviptadil, PB6440 or any other product candidate;
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
•progress under our collaboration with SFJ for the development of bentracimab;
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
We have broad discretion over the use of our cash and cash equivalents, including the net proceeds from our recent public offerings. You may not agree with our decisions, and our use of these cash and cash equivalents may not yield any return on your investment. We expect to use our existing cash and cash equivalents to advance bentracimab, pemziviptadil and PB6440, fund development of our ELP technology and preclinical programs and for working capital and general corporate purposes. In addition, we may use a portion of our cash and cash equivalents to pursue our strategy to in-license or acquire additional product candidates. Our failure to apply our cash and cash equivalents effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these cash and cash equivalents. You will not have the opportunity to influence our decisions on how to use these cash and cash equivalents.
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

PHASEBIO PHARMACEUTICALS INC.

November 12, 2020	By:	/s/ John P. Sharp
John P. Sharp Chief Financial Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)