Form 10-K
period 2020-12-31
PhaseBio Pharmaceuticals Inc
filed 2021-03-15
CIK 1169245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $120.5 million based on the closing price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class of Common Stock	Outstanding Shares as of March 11, 2021
Common Stock, $0.001 par value	29,443,225

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:
•the timing, progress and results of clinical trials of bentracimab, pemziviptadil, PB6440 and any other potential product candidates, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•the timing of any submission of filings for regulatory approval of bentracimab, pemziviptadil, PB6440 and any other product candidates and our ability to obtain and maintain regulatory approvals for bentracimab, pemziviptadil, PB6440 or any other product candidates for any indication;
•our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
•our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes and our ability to maintain agreements with third parties;
•our expectations regarding the scope of any approved indications for bentracimab, pemziviptadil and PB6440;
•our ability to successfully commercialize our product candidates;
•our ability to leverage our proprietary elastin-like polypeptide technology to identify and develop future product candidates;
•the potential effects of COVID-19 on our business, operations and clinical development timelines and plans;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•our ability to establish or maintain collaborations or strategic relationships;
•our ability to identify, recruit and retain key personnel;
•our ability to protect and enforce our intellectual property position for our product candidates and our research and development programs, and the scope of such protection;
•our financial performance;
•our competitive position and the development of and projections relating to our competitors or our industry;
•the impact of laws and regulations; and
•our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.
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

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases. Our lead product candidate, bentracimab (also known as PB2452), is a novel reversal agent for the antiplatelet drug ticagrelor, which we are developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of bentracimab in the United States through an accelerated approval process. In our completed Phase 2a clinical trial of bentracimab, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours. Bentracimab has been generally well tolerated in our completed trials, with no drug-related serious adverse events, or SAEs. We are currently conducting a Phase 2b trial and our pivotal Phase 3 REVERSE-IT trial of bentracimab. We are developing bentracimab pursuant to a co-development agreement, or the SFJ Agreement, with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company, or SFJ. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. Our second product candidate, pemziviptadil (also known as PB1046), is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension, or PAH. Pemziviptadil utilizes our proprietary half-life extending elastin-like polypeptide, or ELP, technology, which also serves as an engine for our preclinical pipeline. As we advance our clinical programs for bentracimab and pemziviptadil with site activations and patient enrollment, we remain in close contact with our clinical research organizations, clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trials and current timelines and to consider whether we can implement appropriate mitigating measures to help lessen such impacts. At this time, however, we cannot fully forecast the scope of impacts that COVID-19 may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results. We are also developing our preclinical product candidate, PB6440, for treatment-resistant hypertension. We retain worldwide commercial rights to all of our product candidates.
Bentracimab
Bentracimab is a novel recombinant human monoclonal antibody antigen-binding fragment, or Fab fragment, designed to reverse the antiplatelet activity of ticagrelor. Ticagrelor is an antiplatelet therapy widely prescribed to reduce the rates of death, heart attack and stroke in patients with acute coronary syndrome, or ACS, or who have previously experienced a heart attack. The American College of Cardiology, American Heart Association and European Society of Cardiology guidelines recognize ticagrelor as the preferred antiplatelet therapy for ACS. In 2020, ticagrelor, currently marketed by AstraZeneca plc, or AstraZeneca, under the brand names Brilinta and Brilique, had worldwide sales of $1.6 billion. Ticagrelor binds to platelets to prevent them from forming blood clots, which could restrict blood flow to critical organs in these patients, causing heart attacks or strokes. Due to ticagrelor’s antiplatelet activity, patients on ticagrelor have an elevated risk of spontaneous bleeding. In addition, patients on ticagrelor who need urgent surgery cannot wait the recommended five days for ticagrelor’s effect to dissipate and are at increased risk of major bleeding during and after surgery. There are currently no other known reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. Upon approval, bentracimab would be the only therapeutic agent available for specific reversal of ticagrelor. We believe the availability of bentracimab as a specific reversal agent could expand ticagrelor's use by mitigating concerns regarding bleeding risk and uniquely position ticagrelor as the only oral antiplatelet drug with a reversal agent. In our Phase 1 and Phase 2a clinical trials, bentracimab achieved immediate and complete reversal of ticagrelor’s antiplatelet activity, with potential customizable duration of reversal based on the dosing regimen, which we believe has the potential to bring life-saving therapeutic benefit to these patients by increasing the safety of ticagrelor.
In September 2019, we completed a Phase 2a clinical trial of bentracimab in older and elderly subjects dosed with ticagrelor and aspirin and in healthy younger subjects on supratherapeutic doses of ticagrelor. In this trial, we observed a statistically significant reversal of ticagrelor within five minutes of initiation of bentracimab infusion, which was sustained for over 20 hours. Platelet function was normalized by 15 minutes, 30 minutes for the supratherapeutic ticagrelor-dose cohort, following initiation of bentracimab infusion and remained normal for over 20 hours. Bentracimab was generally well tolerated, with only minor adverse events, or AEs, reported. These results are consistent with results observed in healthy younger subjects treated with ticagrelor in our Phase 1 trial. The older and elderly subjects in the Phase 2a trial resembled the patient population most likely to be treated with ticagrelor and to potentially benefit from bentracimab, if approved.

In March 2020, we commenced our pivotal REVERSE-IT trial, a global, multi-center, non-randomized, open-label trial in which we plan to enroll a total of 200 ticagrelor patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. The primary endpoints for this trial are the reversal of the antiplatelet effects of ticagrelor with intravenous infusion of bentracimab as measured by the VerifyNow® PRUTest® biomarker and achievement of clinical hemostasis in enrolled patients. We are currently enrolling patients in the United States, the European Union and Canada in this trial.
The FDA granted Breakthrough Therapy designation for bentracimab in April 2019. The European Medicines Agency, or the EMA, granted bentracimab Priority Medicines, or PRIME, designation in February 2020. Based on feedback from the FDA, we intend to submit a Biologics License Application, or BLA, for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our REVERSE-IT trial, targeting that approximately one half of patients enrolled have uncontrolled major or life-threatening bleeding and approximately one half require urgent surgery or an invasive procedure. After we submit our BLA with data from the first 100 patients, we intend to complete the REVERSE-IT trial and establish a post-approval registry in accordance with FDA requirements. The Committee for Medicinal Products for Human Use, or CHMP, of the EMA has also generally agreed with our proposed clinical development plan for bentracimab.
We have enrolled more than half of the first approximately 100 patients needed to support our BLA submission, nearly all of whom to date have required urgent surgery or an invasive procedure. We are attempting to accelerate enrollment of patients with uncontrolled major or life-threatening bleeding, including by working to increase the number of enrolling clinical trial sites in the United States, Canada, and the European Union as we believe that a broader site footprint will increase the probability of enrolling these patients. All of the first approximately 100 patients enrolled in the REVERSE-IT trial will be measured against the same VerifyNow PRUTest biomarker described above.
We expect to complete enrollment of the first 100 patients in the REVERSE-IT trial in mid-2021, and are targeting to submit our BLA for bentracimab in mid-2022, although those timelines could be impacted by the continued scope and duration of the COVID-19 pandemic.
Pemziviptadil
Pemziviptadil is being developed as a once-weekly, novel treatment for PAH, a progressive, life-threatening, orphan disease caused by vasoconstriction and structural deterioration of the pulmonary arteries, which can lead to heart failure and, eventually, death. Pemziviptadil is a subcutaneously-injected, sustained-release analogue of the native human peptide vasoactive intestinal peptide, or VIP. VIP is a neurohormone that relaxes the muscles surrounding blood vessels, causing them to dilate, which results in improved blood flow. In contrast to the currently approved therapies for PAH, which only target vasodilation, we believe that VIP also suppresses the adverse remodeling of blood vessels and increases cardiac contractility and relaxation. We believe that pemziviptadil has the potential to be disease-modifying and complementary to current standard-of-care therapies for PAH.
We have completed two clinical trials of subcutaneously-injected pemziviptadil in subjects with cardiovascular diseases. In these trials, pemziviptadil was observed to be well tolerated, with no SAEs considered to be drug-related and resulting in study drug discontinuation. In both trials, we observed that patients who received pemziviptadil experienced statistically significant reductions in blood pressure that were sustained for at least one week, with no reported episodes of symptomatic hypotension. We have also completed enrollment of an exploratory Phase 1b/2a clinical trial to evaluate the effects of pemziviptadil on pulmonary arterial pressure in PAH patients with a CardioMEMS device, an implanted hemodynamic monitor that continuously reports pulmonary arterial pressure and cardiac function. In preliminary results from this trial, we observed reductions in pulmonary arterial pressure and increases in cardiac output, which we believe are consistent with potential beneficial effects of pemziviptadil. We are currently dosing patients in a randomized, double-blinded, controlled Phase 2b clinical trial in which we plan to enroll approximately 60 PAH patients to assess the safety, tolerability and efficacy of pemziviptadil. This clinical trial will evaluate the effects of pemziviptadil on pulmonary arterial pressure and exercise tolerance, including the distance the patient can walk in six minutes, which is an important clinical endpoint that the FDA has previously used as the basis for approval of other PAH drugs. We are targeting to report the top-line results of this trial in the second half of 2021, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic.
Pemziviptadil and certain other preclinical product candidates, are based on our proprietary ELP technology. Our ELP technology extends the circulating half-life of proteins and peptides and also provides a sustained-release mechanism, resulting in exposure of active molecules for periods of a week or longer from a single subcutaneous injection. We believe that our ELP technology enhances solubility, stability and bioavailability, provides extended drug exposure and creates product candidates that are straightforward to manufacture and administer. Our strategy is to apply our ELP technology to proteins and peptides with well-characterized therapeutic activities but suboptimal half-lives to improve their pharmacokinetics, enable their use as pharmaceutical products and allow for more convenient dosing regimens. To date, we have not observed any SAEs considered to be drug-related and resulting in study drug discontinuation in any of the over 500 subjects in clinical trials of our ELP product candidates.
PB6440
PB6440 is a highly selective aldosterone synthase inhibitor being developed for treatment-resistant hypertension. In preclinical studies to date, PB6440 demonstrated dose-dependent aldosterone reduction without a significant increase in 11-deoxycorticosterone or deoxycortisol in both rodent and primate models. The oral bioavailability and pharmacokinetic profiles observed in these preclinical studies appear suitable for once-daily oral dosing in humans. To date, no evidence of toxicity has been observed in either in vitro toxicity studies or in animal models, including primates. We currently plan to initiate nonclinical Investigational New Drug Application, or IND, -enabling studies for PB6440 in 2021, which are expected to be followed by an IND filing and a first-in-human trial in 2022.
Strategy
Our strategy is to identify, develop and commercialize novel therapies for cardiopulmonary diseases. The key elements of our strategy include:
•Continue to advance bentracimab through clinical development and regulatory approval. We intend to develop and commercialize bentracimab as a novel reversal agent for the antiplatelet drug ticagrelor. In September 2019, we announced the completion of a Phase 2a clinical trial of bentracimab in older and elderly subjects dosed with ticagrelor and aspirin and in healthy younger subjects on supratherapeutic doses of ticagrelor. In October 2019, we initiated a multi-center Phase 2b clinical trial in healthy older and elderly subjects. In March 2020, in collaboration with SFJ, we commenced our pivotal REVERSE-IT trial in patients on ticagrelor with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure, and we plan to perform an interim assessment of an initial subset of patients in this trial. We are currently enrolling patients in the REVERSE-IT trial in the United States, the European Union and Canada. We have received Breakthrough Therapy designation and plan to submit a BLA seeking accelerated approval of bentracimab prior to completion of the REVERSE-IT trial, based on biomarker data from an initial subset of the REVERSE-IT patients. The EMA granted bentracimab PRIME designation, and the CHMP has generally agreed with our clinical development plan.
•Continue to develop pemziviptadil. We intend to advance pemziviptadil through clinical trials as a once-weekly novel treatment for PAH that is vasodilatory, potentially disease-modifying and complementary to the current standard of care therapies. We are currently conducting a Phase 2b clinical trial of pemziviptadil. Based on the results of this trial, we intend to advance this product candidate into Phase 3 clinical development for the treatment of PAH.
•Broaden the potential therapeutic applications of pemziviptadil. Due to improvements in pharmacokinetics that we have observed with our ELP technology, we believe that the therapeutic potential of VIP can be applied to a variety of other orphan indications. Preclinical data suggest pemziviptadil may have clinical benefit in cardiomyopathy associated with Duchenne Muscular Dystrophy, or DMD, heart failure and other cardiomyopathies and in cystic fibrosis. As such, we intend to strategically broaden the therapeutic applications of pemziviptadil by exploring its development in additional indications.
•Continue the preclinical development of PB6440 for treatment-resistant hypertension. We are planning to initiate IND-enabling studies for PB6440 in 2021. We expect to file an IND for PB6440 with the FDA in order to initiate a first-in-human trial in 2022.
•Leverage our ELP technology platform to expand our development pipeline. We believe that our ELP technology enhances solubility, stability and bioavailability, provides extended drug exposure and creates product candidates that are straightforward to manufacture and administer. As such, we plan to utilize our platform to identify product candidates for additional indications. We intend to apply our ELP technology to improve the pharmacokinetics of proteins and peptides with well-characterized therapeutic activities but suboptimal half-lives, in order to improve their pharmacokinetics, enable their use as pharmaceutical products and allow for more convenient dosing regimens.
•Commercialize our product candidates. We have entered into exclusive license agreements with AstraZeneca for bentracimab and Duke University, or Duke, for our ELP technology, pursuant to which we retain worldwide commercial rights to our product candidates. In addition, we own all of the assets and intellectual property rights related to PB6440. If approved, we intend to commercialize bentracimab and PB6440 independently in the United States and through partnerships in international markets. We intend to explore collaborations or partnerships to commercialize pemziviptadil, if approved. As we advance towards regulatory approvals for our product candidates, we intend to establish a focused marketing and sales infrastructure.
Pipeline
Our preclinical and clinical-stage pipeline is set forth below:
Bentracimab: Antiplatelet Therapy Reversal Agent for Ticagrelor
Our lead product candidate, bentracimab, is a novel ticagrelor reversal agent, which we are developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In September 2019, we completed a Phase 2a clinical trial of bentracimab in older and elderly subjects and in healthy younger subjects on supratherapeutic doses of ticagrelor, in which we observed a statistically significant reversal of ticagrelor within five minutes of initiation of bentracimab infusion, which was sustained for over 20 hours. We are currently conducting a Phase 2b clinical trial of bentracimab and our pivotal REVERSE-IT trial.
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
While the antiplatelet drugs used in DAPT have proven effective at improving overall outcomes in ACS patients, their suppression of blood clotting increases patients’ risk of bleeding. Bleeding events in patients on antiplatelet therapy, which can occur spontaneously or as a result of injury or surgery, are classified as minor or major. In the 18,000-patient clinical trial, Platelet Inhibition and Patient Outcomes, or PLATO, conducted by AstraZeneca, ticagrelor was shown to be superior to the antiplatelet drug clopidogrel, marketed under the brand name Plavix, in reducing recurrent heart attack, stroke and death in patients with ACS. However, in both treatment groups, approximately 11% to 12% of patients in the trial suffered major bleeding events, and in approximately 6% of patients, these major bleeding events were fatal or life-threatening. The causes of bleeding varied in the trial population. In approximately 3% of the patients on ticagrelor, the major bleeding events were spontaneous and not related to any medical procedure, whereas approximately 9% of patients on ticagrelor developed major bleeding that was related to procedures like coronary artery bypass surgery, or CABG. Although the trial protocol recommended that patients who needed CABG stop taking ticagrelor for one to three days prior to surgery, nearly half of all ticagrelor patients needed surgery urgently and could not wait the up to three days for ticagrelor’s effect to dissipate so normal blood clotting could be restored. Overall, up to 80% of patients who underwent CABG surgery in the trial suffered a major or life-threatening bleeding event related to the surgery, and for those who needed urgent surgery and could not wait three days for the effects of ticagrelor to dissipate, approximately 50% experienced a fatal or life-threatening bleeding event. While some of this risk was likely associated with patients’ underlying conditions, the overall bleeding risk is significantly increased by antiplatelet drugs, and the current United States and European prescribing information for ticagrelor suggests suspension of ticagrelor treatment for five days prior to surgery.
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
We consider ticagrelor to be the best-in-class P2Y12 antiplatelet agent because it has demonstrated a superior benefit-risk profile compared to other products in the P2Y12 class. In 2020, ticagrelor had worldwide sales of $1.6 billion. Ticagrelor has achieved this level of market share despite the availability of generic versions of clopidogrel and prasugrel. We believe ticagrelor growth is being driven in part by treatment guidelines from the American College of Cardiology, American Heart Association and the European Society of Cardiology that recognize ticagrelor as the preferred antiplatelet treatment for ACS. We believe that the availability of a reversal agent could further drive the use of ticagrelor by making it the only reversible oral P2Y12 antiplatelet treatment, thereby conferring a possible safety benefit over the other agents. Furthermore, based on the growth of clopidogrel prescriptions after the introduction of a generic form of that drug, we believe ticagrelor prescriptions could grow significantly after its patents expire in 2024 and generic competition drives prices down to similar levels as other P2Y12 antiplatelet therapies.
Our Solution: Bentracimab
Bentracimab is a human Fab fragment that binds to ticagrelor with high affinity and specificity to reverse ticagrelor’s antiplatelet activity. We believe that the availability of bentracimab may further differentiate ticagrelor from other P2Y12 receptor antagonists by providing for better clinical management of the balance between the desired antiplatelet effect and prevention or control of bleeding. We exclusively licensed bentracimab from MedImmune Limited, or MedImmune, a wholly-owned subsidiary of AstraZeneca.
Bentracimab Background
Ticagrelor works by binding to the P2Y12 receptor on platelets, thereby preventing adenosine diphosphate, or ADP, from causing platelet aggregation. Ticagrelor binds transiently to the P2Y12 receptor, quickly cycling on and off, and allowing bentracimab to bind to free ticagrelor, thereby preventing ticagrelor’s inactivation of the receptor and removing ticagrelor from circulation. With ticagrelor removed, ADP can once again activate the P2Y12 receptor and induce platelet aggregation. This activity is illustrated below.
Mechanism of action of ticagrelor and its reversal by bentracimab
Bentracimab binds to ticagrelor with an affinity that is approximately 100 times stronger than ticagrelor’s affinity for the P2Y12 receptor. This high affinity enables bentracimab to bind to free ticagrelor, resulting in an immediate reversal of ticagrelor’s effect and restoration of platelet activity.
Clinical Development of Bentracimab
Phase 3 REVERSE-IT Clinical Trial
In March 2020, we commenced our pivotal REVERSE-IT trial. We expect to enroll a total of 200 ticagrelor patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure in this global, multi-center, non-randomized, open-label trial and file for an accelerated approval based upon approximately 100 patients. The primary endpoints for this trial are the reversal of the antiplatelet effects of ticagrelor with intravenous infusion of bentracimab as measured by the VerifyNow® PRUTest® biomarker and achievement of clinical hemostasis in enrolled patients.
Phase 2b Clinical Trial
In October 2019, we initiated a Phase 2b trial of bentracimab. The multi-center, randomized, double-blind, placebo-controlled trial is designed to evaluate the safety and efficacy of bentracimab in reversing the antiplatelet effects of ticagrelor as part of a dual antiplatelet regimen including low-dose aspirin. Approximately 200 older and elderly (ages 50-80) subjects are expected to be enrolled, resembling the patient population most likely to be treated with ticagrelor and potentially benefit from bentracimab, if approved. Subjects will be randomized in a ratio of 3:1 and will receive either bentracimab or placebo, with approximately 150 subjects receiving bentracimab. The primary endpoint of the trial is reversal of the antiplatelet effects of ticagrelor with intravenous infusion of bentracimab or placebo, as measured by the VerifyNow PRUTest biomarker. We expect that the results of this trial will further support our BLA safety database.
Phase 2a Clinical Trial
In September 2019, we completed a Phase 2a clinical trial of bentracimab in older and elderly subjects dosed with ticagrelor and aspirin and in healthy younger subjects on supratherapeutic doses of ticagrelor. We observed a statistically significant reversal of ticagrelor within five minutes of initiation of bentracimab infusion, which was sustained for over 20 hours. Platelet function was normalized by 15 minutes (30 minutes for the supratherapeutic ticagrelor-dose cohort) following initiation of bentracimab infusion and remained normal for over 20 hours. Bentracimab was generally well tolerated, with only minor AEs reported. These results are consistent with results observed in healthy younger subjects treated with ticagrelor in our Phase 1 trial. The older and elderly subjects in the Phase 2a trial resemble the patient population most likely to be treated with ticagrelor and to potentially benefit from bentracimab, if approved.
Phase 1 Clinical Trial
In September 2018, we completed a Phase 1 dose escalation clinical trial of bentracimab, delivered as an intravenous infusion in healthy subjects pre-dosed with ticagrelor that was designed to identify the target dose, determine proof of concept and evaluate the safety and tolerability of bentracimab. In the trial, we observed that bentracimab immediately and completely reversed the antiplatelet effects of ticagrelor. We conducted this trial pursuant to an IND application that we sponsored and that became effective in March 2018. In March 2019, the full results from this trial of bentracimab were published in the New England Journal of Medicine.
Our Phase 1 clinical trial enrolled 64 subjects across 10 sequential dose cohorts. Based on pharmacokinetic and pharmacodynamic data from the early dose cohorts in the trial, we adjusted the intravenous infusion of bentracimab to identify the optimal dose and dosing regimen for future trials and for the target patient populations. The initial three cohorts of subjects were dosed with 30-minute intravenous infusions of bentracimab alone in order to assess pharmacokinetics and safety. Subsequent cohorts were pre-dosed with the standard clinical regimen of ticagrelor for two days prior to administration of bentracimab to enable direct assessment of reversal of ticagrelor’s inhibition of platelet aggregation using platelet function assays. There were no bentracimab-related AEs or SAEs in any of the dose cohorts.
In cohorts 5 and 6, which were the first cohorts in which potentially pharmacodynamically active doses of bentracimab were administered, we saw immediate and complete reversal of ticagrelor’s antiplatelet activity based upon restoration of platelet function. In 11 out of 12 subjects, platelet function was restored at the first measured time point at the end of the 30-minute infusion. The duration of reversal varied from approximately one to four hours depending upon the dose level and subject, with longer duration at higher doses. In cohort 7, we modified the dosing regimen to deliver a total dose of 18 g, with 3 g delivered in the first five minutes of infusion, followed by 15 g delivered at a constant rate over an additional seven hours and 55 minutes. In cohort 7, we observed that all subjects achieved complete and sustained restoration of platelet function within two hours after the start of infusion. The duration of reversal in cohort 7 lasted approximately 16 hours from the start of the infusion as measured by restoration of platelet activity.
In cohorts 8, 9 and 10, the dosing regimen of bentracimab was further refined to achieve both a more rapid onset of reversal and a longer duration of reversal compared to earlier cohorts. We administered a total dose of 18 g, with the initial 6 g delivered as a bolus in cohorts 8, 9 and 10. The remaining 12 g was administered after the initial bolus for an additional 12 to 16 hours in cohorts 8, 9 and 10. In each of these cohorts, we observed both immediate and complete reversal within the first five minutes following initiation of infusion and a sustained duration of reversal of over 20 hours. We intend to further evaluate the dose and dosing regimens observed in these cohorts in future clinical trials.
Future Clinical Development Plans
The FDA granted Breakthrough Therapy designation for bentracimab in April 2019. The EMA granted bentracimab PRIME designation in February 2020, and the CHMP has generally agreed with our clinical development plan. Based on feedback from the FDA, we intend to submit a BLA for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our REVERSE-IT trial, targeting that approximately one half of patients enrolled have uncontrolled major or life-threatening bleeding and approximately one half require urgent surgery or an invasive procedure. To support full approval for patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure, and consistent with the recommendation of the FDA, we plan to enroll 200 total patients in the REVERSE-IT trial. After we submit our BLA with data from the first 100 patients, we intend to complete the REVERSE-IT trial and establish a post-approval registry in accordance with FDA requirements. We expect to complete enrollment of the first 100 patients in the REVERSE-IT trial in mid-2021, and are targeting to submit our BLA for bentracimab in mid-2022, although those timelines could be impacted by the continued scope and duration of the COVID-19 pandemic.
Pemziviptadil for the Treatment of Pulmonary Arterial Hypertension
We are developing our second product candidate, pemziviptadil, as a once-weekly novel treatment for PAH. Pemziviptadil is based on our proprietary ELP half-life extension technology. We are currently conducting a Phase 2b clinical trial in PAH patients to assess the safety, tolerability and efficacy of pemziviptadil. We have received two orphan drug designations for pemziviptadil from the FDA: one for the treatment of PAH and a second for cardiomyopathy associated with DMD. In February 2018, we received Small Business Innovation Research, or SBIR, grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of pemziviptadil for the treatment of PAH for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the United States government will receive a non-exclusive, royalty-free license to use any technology we develop under such grants. We have received all $2.8 million in funding available under the SBIR grants. For the years ended December 31, 2020 and 2019, we recognized $0.3 million and $1.8 million, respectively, of grant revenue under the SBIR grants.
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
According to the Pulmonary Hypertension Association, there are approximately 30,000 patients diagnosed with PAH in the United States. There are several approved therapies for PAH, and patients initially start treatment with a combination of two oral therapies. While advances in the treatment of PAH over the last two decades have markedly improved median survival from 2.8 years to approximately 9 years after diagnosis, PAH patients still face significant burdens from their disease and premature death. We estimate, based on publicly disclosed data, that the value of the global PAH market exceeded $6.0 billion in 2019 and it is expected to reach nearly $10.0 billion by the end of 2027.
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
•Endothelin Receptor Antagonists. Endothelin receptor antagonists work by blocking the action of endothelin-1, a potent vasoconstrictor, thereby increasing blood flow to the lungs. These drugs, which are delivered orally, include bosentan and macitentan, marketed by Actelion as Tracleer and Opsumit, and ambisentan, marketed by Gilead as Letairis.
•Nitric Oxide Pathway Modulators. Nitric oxide is a naturally occurring molecule that is widely recognized as important in a number of biological processes. Nitric oxide causes blood vessels to relax and widen, resulting in an increase in blood flow. Oral drugs such as sildenafil, marketed by Pfizer as Revatio, and tadalafil, marketed by United Therapeutics as Adcirca, are phosphodiesterase type 5 inhibitors that work by enhancing the activity of naturally occurring nitric oxide.
•Prostacyclin Analogues and IP Prostacyclin Receptor Agonists. Patients with PAH have been shown to have reduced levels of prostacyclin, a naturally occurring substance that relaxes the pulmonary blood vessels, prevents platelet aggregation and inhibits the proliferation of smooth muscle cells in the pulmonary vessels. Prostacyclin analogues and IP prostacyclin receptor agonists, such as iloprost, treprostinil and selexipag, marketed by Bayer and Actelion as Ventavis, United Therapeutics as Remodulin and Actelion as Uptravi, respectively, mimic the effects of prostacyclin and are approved therapies for PAH.
These drugs have been shown to improve exercise capacity, quality of life, pulmonary arterial pressure and short-term survival in PAH patients and suggest enhanced long-term survival based on observational studies. However, none of the current treatments is curative, and long-term prognosis remains poor. These therapies have a singular approach to treating PAH by modulating the vasoconstrictive or vasodilatory pathways but have limited ability to address other disease processes such as inflammation, cell proliferation, fibrosis and vascular remodeling. Furthermore, these drugs can cause hypotension, which can cause fainting and dizziness and can be life-threatening. As the disease progresses, additional vasodilator therapies are typically added to existing therapies rather than replacing drugs that are no longer providing sufficient benefit.
Our Solution: Pemziviptadil
Pemziviptadil, a novel, subcutaneously-injected VIP analogue, is a recombinant fusion protein composed of VIP and our proprietary ELP technology. Based on the pharmacokinetic profile of pemziviptadil observed in our clinical trials, the fusion of VIP to ELP results in both a longer circulating half-life and a prolonged absorption profile, potentially enabling once-weekly dosing. We believe that, in addition to vasodilation, pemziviptadil may suppress the adverse remodeling of blood vessels and increase cardiac contractility and relaxation. Pemziviptadil has been administered to more than 80 patients with hypertension or a history of cardiac disease in three Phase 1/2 clinical trials conducted in the United States with no SAEs considered to be drug-related and resulting in study drug discontinuation, to date.
Pemziviptadil Background
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
We designed pemziviptadil using our ELP technology to harness the positive therapeutic effects of native VIP while addressing the drawbacks that make native VIP inappropriate for use as a direct therapy. Native VIP is rapidly degraded, and, when injected into the body, is eliminated within minutes, limiting its therapeutic effect. High levels of native VIP also result in severe gastrointestinal problems due to VPAC1 activation. We have used our ELP technology to extend the half-life of VIP in pemziviptadil to approximately 60 hours. In addition, we designed pemziviptadil to be active predominantly on VPAC2 rather than VPAC1 in order to preferentially affect the lung and cardiac tissue and reduce the potential for gastrointestinal side effects associated with VPAC1 activation.
Clinical Development of Pemziviptadil
We have completed two clinical trials of subcutaneously-injected pemziviptadil. In these trials, pemziviptadil was observed to be well tolerated, with no SAEs considered to be drug-related and resulting in study drug discontinuation. In both trials, we observed that patients receiving pemziviptadil experienced reductions in blood pressure that were sustained for at least one week, with no reported episodes of symptomatic hypotension.
Pemziviptadil Phase 2b Clinical Trial
We are conducting a randomized, double-blinded, controlled Phase 2b trial in approximately 60 patients with PAH who are New York Heart Association functional class II or III, with an open-label extension. In this trial, patients receive weekly subcutaneous injections of pemziviptadil, in addition to their oral standard-of-care medications, for 16 weeks. These patients initially receive a dose of 0.2 mg/kg of pemziviptadil, to be escalated and ultimately increased to a maximum dose of 2.0 mg/kg, as tolerated. Because in earlier clinical trials we have observed an association between pemziviptadil dosing and injection-site erythema, in lieu of a completely inactive placebo we instead use a blinded control that has a very low dose of pemziviptadil that is below a level likely to have therapeutic benefit, but still produces local vasodilation at the injection site in most subjects. The primary endpoint is the change in pulmonary vascular resistance as measured by invasive right heart catheterization. Secondary endpoints include six minute walk distance, respiratory function and biomarkers for cardiac function. Safety endpoints include incidence and severity of AEs and immunogenicity. Six minute walk distance is an important clinical endpoint that the FDA has previously used as the basis for approval of other PAH drugs. We are targeting to report the top-line results of this trial in the second half of 2021, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic.
Phase 1 Single Ascending Dose Clinical Trial
We completed a single ascending dose Phase 1 clinical trial of subcutaneously injected pemziviptadil in 30 patients with hypertension to assess the safety and pharmacokinetics of pemziviptadil and to demonstrate early proof of concept. In this clinical trial, the patients stopped taking their standard-of-care anti-hypertensive medications for 14 days before receiving either placebo or a single ascending dose of pemziviptadil of between 0.05 mg/kg and 0.8 mg/kg. Consistent with our expectation for slow release of ELP fusion proteins, the half-life of pemziviptadil was approximately 60 hours and serum levels of pemziviptadil exhibited a prolonged pharmacokinetic profile extending to at least seven days following a single subcutaneous dose, as illustrated below. This is in contrast to the pharmacokinetics of native VIP in which serum levels of VIP disappear within minutes. We believe these results support once-weekly subcutaneous dosing of pemziviptadil.
Pharmacokinetics of single subcutaneous doses of pemziviptadil in a Phase 1 dose escalation trial
The pharmacodynamic activity of pemziviptadil was assessed by measurements of changes in blood pressure. In the highest dose cohort, we observed that systolic and diastolic blood pressure in patients receiving pemziviptadil were reduced within one day and remained below levels seen in placebo-treated patients for seven days, as illustrated below. At seven days, all patients resumed their standard hypertension medications and subsequent blood pressures, and the magnitude of reduction in blood pressure compared to baseline was similar whether they had received pemziviptadil or placebo.
Mean change in systolic blood pressure in a Phase 1 trial following single subcutaneous dose of pemziviptadil

Phase 1b/2a Multiple Ascending Dose Clinical Trial
We conducted a double-blinded, multiple ascending dose Phase 1b/2a trial in 29 patients with heart failure with reduced ejection fraction, or HFrEF, in order to assess the safety and long-acting pharmacokinetic and pharmacodynamic activity of subcutaneously injected pemziviptadil in patients with cardiovascular disease. In HFrEF, the heart muscle is not able to contract adequately and therefore expels less oxygen-rich blood into the body. In this clinical trial, patients remained on their standard-of-care heart failure medications and received either weekly placebo or weekly doses of pemziviptadil of between 0.2 mg/kg and 1.2 mg/kg for four weeks. This clinical trial reproduced the safety, pharmacokinetic and pharmacodynamic observations of the single-dose trial, and we observed that once-weekly dosing was well tolerated. No drug-related SAEs were reported, and there were no reported instances of hypotension, excluding mild orthostatic hypotension in four subjects, which did not appear to be dose related. Of the 22 subjects who received active study drug, all experienced injection-site erythema reaching severe toxicity due to the size of the erythema, and three subjects discontinued treatment due to the erythema. We observed that patients in the highest dose cohort had a statistically significant reduction in blood pressure compared to placebo that was sustained throughout the dosing period, with p-value of 0.043, as illustrated below. A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for determining the statistical significance of a result is known as the “p-value,” which represents the probability that random chance caused the result (for example, a p-value = 0.01 means that there is a 1% probability that the difference between the control group and the treatment group is purely due to random chance). Generally, a p-value less than 0.05 is considered statistically significant.

Mean change in systolic blood pressure in a Phase 1b/2a trial following four weekly subcutaneous doses of pemziviptadil

Based on the results of this clinical trial, and an assessment of a number of clinical and commercial factors, we determined that our initial indication for pemziviptadil would be PAH.
Phase 1b/2a CardioMEMS Pilot Clinical Trial
Prior to launching a large Phase 2b trial in patients with PAH, the FDA requested that we explore the safety and hemodynamics of pemziviptadil in patients with PAH. To achieve this objective, we initiated a pilot Phase 1b/2a clinical trial in a small population of PAH patients who had an implanted CardioMEMS device. The patients enrolled in this trial were difficult-to-treat patients with long histories of PAH who were no longer responding to their current therapies. These patients initially received a dose of 0.2 mg/kg of pemziviptadil, which was escalated weekly as tolerated and could be increased to a maximum dose of 2.2 mg/kg, while remaining on their existing therapies.
In the first two patients dosed in this clinical trial, we observed changes in parameters that are important to PAH patients. Pulmonary arterial pressure and pulmonary resistance decreased over time while cardiac stroke volume and overall cardiac output increased without any reflex tachycardia, and six-minute walk test distances, or 6MWTD, either improved or demonstrated no clinically meaningful deterioration. Hemodynamic results for one of the patients in this trial are illustrated below. The 6MWTD results from this patient reflected an improvement from 468 meters to 546 meters (+78m, +17% from baseline) after 18 months on therapy. The hemodynamic results from the second patient were generally consistent with the results from the first patient. The 6MWTD results from the second patient reflected no clinically meaningful deterioration after 6 months on therapy (+16m, +7% change from baseline). These observations are consistent with our expectations for a VIP-based therapy. During the eight-week trial, these patients had continued hemodynamic improvements over a period of 60 days, which we believe suggest that, in addition to its vasodilatory activity, pemziviptadil may also have more long-term effects on blood vessel and cardiac remodeling. These patients also opted into a trial protocol extension, which allowed them to remain on therapy for approximately 18 months and six months, respectively.

Representative CardioMEMS data from one PAH patient receiving weekly doses of pemziviptadil
In subsequent discussions with the FDA, the safety profile of our Phase 1b/2a clinical trial and the available data from this pilot clinical trial were reviewed, and the FDA determined that our data were sufficient to enable initiation of a Phase 2b clinical trial. Accordingly, we do not intend to enroll additional patients in this pilot clinical trial.
Safety Overview from Clinical Trials of Pemziviptadil
There were no SAEs considered to be drug-related and resulting in study drug discontinuation reported for any of the patients who have received pemziviptadil. When pemziviptadil was administered subcutaneously, it was almost always associated with a mild- to moderate- injection-site erythema, or patch of redness, which on average appeared at about 12 hours after injection. The injection-site erythema was not judged by the investigator to be an allergic-type reaction; rather, in the investigator’s view, it was likely to be associated with the activity of VIP binding to receptors in the skin, resulting in local vasodilation. Additionally, 70% of patients receiving a subcutaneous injection of pemziviptadil experienced mild pain or tenderness at the injection site, which occurred hours to days after injection and on average lasted about one week. One-third of the patients also experienced mild pruritus, or itching, at the site of injection. We believe that these events are primarily due to the fused VIP peptide since similar events were not observed in clinical trials of other constructs that contain the ELP domain. None of the injection site reactions were judged to be serious. We observed a similar tolerability profile in the Phase 1 clinical trial of pemziviptadil. Notably, there were no events of symptomatic hypotension related to pemziviptadil in any of the subjects who have received pemziviptadil.
Preclinical Studies
Published independent research indicates that patients with PAH have both reduced levels of VIP in the lung and in circulation as well as increased levels of VPAC2 receptors in lung tissue. Mice bred to be VIP-deficient spontaneously express symptoms of moderately severe PAH. Repeated treatment of these mice with VIP corrected the key characteristics of the disease including right heart dysfunction, vascular remodeling and lung inflammation. In the monocrotaline-induced PAH rat model, an experimental model of PAH, VIP was active in preventing, and partially reversing, the symptoms of PAH. Combination therapy with VIP and the endothelin receptor antagonist bosentan was shown to be more active than either drug alone. Furthermore, in multiple preclinical studies we have demonstrated the benefits of pemziviptadil in cardiomyopathies, due to its ability to induce heart contractility and relaxation effects without an increase in myocardial oxygen demand.
Potential Applications of Pemziviptadil in Other Indications
The biological activities associated with VIP have the potential to provide therapeutic benefit to patients with other diseases. We believe that pemziviptadil provides a mechanism to bring these VIP-based therapies forward in the following indications:
•DMD-associated Cardiomyopathy. Cardiac dysfunction is a very common manifestation of DMD and a common cause of death for individuals with this condition. The ability of pemziviptadil to increase contractibility of cardiac muscles presents the possibility that it could provide therapeutic benefit to these patients. We observed that pemziviptadil slowed deterioration in cardiac function and preserved skeletal muscle function in a mouse model of DMD. In addition to direct effects on cardiac function, we believe decreased fibrosis also contributed to the positive effects of pemziviptadil on both cardiac and skeletal muscle in this model. The FDA has granted orphan drug designation for pemziviptadil for the treatment of cardiomyopathy associated with DMD.
•Cystic Fibrosis. VIP has been shown to stimulate the processing of the cystic fibrosis transmembrane regulator, or CFTR, the protein defective in patients with cystic fibrosis, or CF. In mice lacking the gene for VIP, CFTR is not located at the cell surface, where it is required to function properly, but accumulates within the cell. These mice have lung abnormalities that resemble CF and treatment with VIP peptide restored CFTR to the cell surface and corrected the lung tissue abnormalities. Treatment of human epithelial cells containing the most common CFTR mutation found in CF patients (F508del) with pemziviptadil in vitro has been observed to increase CFTR activity, providing further support that pemziviptadil may have potential as a treatment for patients with CF.
PB6440 for Treatment-Resistant Hypertension
PB6440 is a selective aldosterone synthase inhibitor that we are developing as an orally administered treatment for resistant hypertension. The mineralocorticoid hormone aldosterone is a critical regulator of fluid and electrolyte balance in the body and, as such, can play an important role in the development of high blood pressure or hypertension. Elevated aldosterone levels are associated with resistant hypertension, congestive heart failure and chronic kidney disease. Agents that block the action of mineralocorticoids at the receptor level, such as spironolactone, have been shown to lower blood pressure, including in patients with resistant hypertension. However, use of these agents is limited by adverse side effects. Inhibition of the production of aldosterone through inhibition of the enzyme responsible for its synthesis, aldosterone synthase (CYP11B2), is an alternative approach to treatment of hypertension. However, development of aldosterone synthase inhibitors is challenging because of a closely-related enzyme, steroid 11β-hydroxylase (CYP11B1), which many potential compounds also inhibit. In preclinical studies, PB6440 was observed to be a highly potent and selective inhibitor of aldosterone synthase and demonstrated a dose-dependent aldosterone reduction without a significant increase in 11-deoxycorticosterone or deoxycortisol in both rodent and primate models. The oral bioavailability and pharmacokinetic profiles appear suitable for once-daily oral dosing in humans. We currently plan to initiate clinical development of PB6440 pending the completion of nonclinical IND-enabling studies planned for 2021, which are expected to be followed by an IND filing and a first-in-human trial in 2022.
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
Product candidates based on our ELP technology, including prior product candidates for which we have ceased development in order to focus on the development of therapies for cardiopulmonary diseases, have been evaluated in over 500 patients with no known SAEs considered to be drug-related and resulting in study drug discontinuation.
Preclinical ELP Programs
We continue to invest in applying our ELP technology to the development of novel product candidates. Our focus is on peptides and proteins that are scientifically or clinically validated but where a suboptimal half-life, stability and delivery limit their potential therapeutic applications.
Our more advanced ELP preclinical programs include:
•Glucagon-like peptide-2. Glucagon-like peptide-2, or GLP-2, stimulates growth of intestinal villi, increasing their ability to absorb nutrients. GLP-2 is a potential treatment for patients with short bowel syndrome, Crohn’s disease or mucositis in patients undergoing cancer treatment. Teduglutide, currently marketed under the brand name Gattex, is an FDA-approved therapy based on GLP-2 that requires daily injections. In animal models, our GLP-2-ELP product candidate provided sustained levels of GLP-2, resulting in greater efficacy than teduglutide with less frequent dosing.
•C-type natriuretic peptide. C-type natriuretic peptide, or CNP, is a regulator of bone growth and can rescue defects in fibroblast growth factor 3 that cause achondroplasia resulting in dwarfism. Native CNP has a half-life of less than three minutes, limiting its use as a direct therapeutic. We are developing our CNP-ELP product candidate to deliver therapeutic levels of CNP with once weekly subcutaneous injections. In a mouse model, we observed a demonstrated effect on linear growth when our CNP-ELP product candidate was injected once every four days.
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
Under the terms of the MedImmune License, we have paid or are required to pay:
•an upfront fee of $0.1 million;
•quarterly fees relating to technical services provided by MedImmune;
•up to $18.0 million upon the achievement of certain clinical and regulatory milestones;
•up to $50.0 million upon the achievement of certain commercial milestones; and
•mid-single digit to low-teen royalty percentages on net sales of MedImmune licensed products, subject to reduction in specified circumstances.

From the inception of the MedImmune License through December 31, 2020, we have paid $3.6 million under the MedImmune License, related to third-party product storage costs and a milestone payment.
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
Unless earlier terminated, the MedImmune License automatically expires on the date on which we no longer owe any royalty payments to MedImmune under the MedImmune License, which date will occur on the later of (1) the tenth anniversary of the first commercial sale of the MedImmune licensed products, (2) the expiration of the last in-licensed patent in 2036 and (3) the expiration of regulatory exclusivity under the MedImmune License. The MedImmune License may be terminated prior to its expiration:
•by mutual written consent of us and MedImmune;
•by either party upon the other party’s material breach of the MedImmune License that is not cured within the specified cure period based on the nature of such breach;
•by either party in the event of either party’s bankruptcy, insolvency or certain similar occurrences;
•by MedImmune if we bring any action or proceeding challenging the validity or enforceability of any of the licensed patents;
•by us, under specified circumstances, if we believe in good faith that there is (1) an issue with respect to the safety or efficacy of bentracimab or any MedImmune licensed product containing bentracimab or (2) an issue with respect to the commercial viability of any MedImmune licensed products, in each case subject to dispute resolution by an independent expert; and
•by us, with respect to a particular country or region, if any product containing ticagrelor is withdrawn by a regulatory authority in such country or region.
Upon termination of the MedImmune License, we grant to MedImmune an exclusive, royalty-free, sublicensable license under our patent rights and know-how to use, sell, have sold, offer for sale, develop, make, have made, manufacture, commercialize, have used, import, export, transport, distribute, promote, market or otherwise dispose certain compounds or products covered by the MedImmune License.
In January 2020, in connection with our entering the SFJ Agreement, we entered into an amendment to the exclusive license agreement pursuant to which MedImmune consented to a potential assignment of the MedImmune License and transfer of our business related to bentracimab to SFJ in the event of the occurrence of certain program transfer events, should they ever occur.
Co-Development Agreement for Bentracimab with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ provides us funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. From the inception of the SFJ Agreement through December 31, 2020, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $47.1 million. In addition, we expect that SFJ will fund or reimburse an additional $42.9 million of clinical trial costs and other expenses pursuant to the SFJ Agreement. SFJ will also provide up to an additional $30.0 million upon the achievement of specified milestones with respect to our clinical development of bentracimab.
During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trial operational support in the European Union. We have agreed to use commercially reasonable efforts to conduct and complete our REVERSE-IT trial of bentracimab and to file a BLA or its foreign equivalent within specified timelines with each of the FDA and the EMA. We have formed a joint steering committee with SFJ to oversee and manage the collaboration, including our REVERSE-IT program and the regulatory process.

Under the terms of the SFJ Agreement, following the FDA approval of a BLA for bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments. If the EMA, or the national regulatory authority in certain European countries, authorizes a marketing approval for bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments. If either the Pharmaceuticals and Medical Devices Agency of Japan, or the PMDA, or the National Medical Products Administration of China, or the NMPA, approves a marketing application for bentracimab, we will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments.
Within 120 days following approval of a BLA, or its equivalent, for bentracimab in one of the jurisdictions described above, we have the right, at our option, to make a one-time cash payment to SFJ to buy out all or a portion of the future unpaid approval payments for such jurisdiction (i.e., the U.S. Approval Payments, EU Approval Payments or Japan/China Approval Payments, as applicable) for a price reflecting a mid-single-digit discount rate. Within 120 days following a change of control of our company, we or our successor have the right, at its option, to make a one-time cash payment to SFJ to buy out all or a portion of the future unpaid approval payments in any of the jurisdictions in which a BLA, or its equivalent, for bentracimab was approved prior to the change of control for a price reflecting a mid-single-digit discount rate, provided that SFJ has not previously assigned the right to receive such payments to a third party, in which event we or our successor shall not have such right.
Under the SFJ Agreement, we granted SFJ a security interest in all of the assets we own or control that are necessary for the manufacture, use or sale of bentracimab, or bentracimab Intellectual Property. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to the bentracimab Intellectual Property. In addition, we agreed that the security interest granted to SFJ will be a first-priority security interest, subject only to the lien of SVB for our existing indebtedness to SVB.
Upon execution of the SFJ Agreement, we issued to SFJ a ten-year warrant exercisable for 2,200,000 shares of our common stock at an exercise price per share of $6.50. The warrant is exercisable as follows: (i) 1,100,000 shares may be exercised at any time after the effective date of the SFJ Agreement, provided that SFJ may not sell such exercised shares until one year after such effective date, and (ii) the remaining 1,100,000 shares may be exercised at any time at SFJ’s election if the results of our REVERSE-IT trial meet the interim primary endpoint as set forth in the REVERSE-IT trial protocol.
In the event that (i) we fail to pay any amounts payable to SFJ under the SFJ Agreement within a specified time period, (ii) we are in default of our obligations, subject to certain exclusions, under the MedImmune License, or (iii) either (a) we determine it is probable that we will be unable to meet our obligations as they become due within one year after the date that our financial statements for the then-current quarter are issued, or available to be issued or (b) a “going concern” footnote is included in any of our financial statements, and, in either case ((a) or (b)), we fail to remedy such going concern condition as specified in the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. We refer to such events (i), (ii) or (iii) as the Potential Program Transfer Events. We have multiple quarters in which to remedy the going concern condition, including by restructuring our costs and operations, raising additional capital in financing or strategic transactions or accepting additional financing from SFJ on the same terms as their original commitment (which additional financing they have the option, but not obligation, to provide). If our business related to bentracimab is transferred to SFJ, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world. See Risk Factors—"The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2020 included in this Annual Report on Form 10-K contains an explanatory paragraph relating to our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected."
The SFJ Agreement expires upon the payment of all approval payments owing to SFJ, unless earlier terminated. The SFJ Agreement may be terminated by us at will at any time after SFJ has paid or incurred a total of $60.0 million of bentracimab development costs and before receipt of approval of any BLA (or its equivalent) for bentracimab from the FDA, the EMA, the PMDA or the NMPA. SFJ may terminate the SFJ Agreement (i) upon the occurrence of a material adverse event, as defined in the SFJ Agreement, (ii) upon a change of control of us, (iii) if (a) we are enjoined from further developing or commercializing bentracimab in any of the United States, certain European countries, China, Japan or Hong Kong or (b) the future value of bentracimab is materially adversely affected due to (1) certain third-party patents that would be infringed by the manufacture, use, sale, offer for sale or import of bentracimab in any of the United States, certain European countries or China, Japan or Hong Kong or (2) invalidity or unenforceability of all patent rights controlled by us covering bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure in any of the United States, certain European countries, Japan, China or Hong Kong (we refer to each of (a) and (b) as an Adverse Patent Impact), if we do not cure the Adverse Patent Impact within six months of notice from SFJ, or (iv) if SFJ disagrees with certain decisions made by us as part of the joint steering committee. The SFJ Agreement may be terminated by either party (i) upon a material breach of the SFJ Agreement by the other party, (ii) if bentracimab fails to receive regulatory approval from at least one of the FDA, the EMA, the PMDA or the NMPA after completion of the REVERSE-IT trial of bentracimab, submission of BLAs, or their equivalents, to such agencies and the use of commercially reasonable efforts to obtain approval of such BLAs, or their equivalents, (iii) if the REVERSE-IT trial of bentracimab is completed or terminated and either (a) the primary endpoint in the REVERSE-IT trial is not achieved or (b) SFJ reasonably determines that the results of the trial do not support regulatory approval, (iv) upon the bankruptcy of the other party, (v) if the independent data monitoring committee for the REVERSE-IT trial of bentracimab recommends termination of the trial for safety or health reasons or for futility or the parties mutually agree that a material health or safety concern exists, or (vi) upon a breach by the other party involving improper payments or a violation of anti-corruption policies, unless such breach can be cured without having a materially adverse impact on the probability of completing clinical trials of bentracimab or obtaining regulatory approval for bentracimab.
In certain instances, upon the termination of the SFJ Agreement, we will be obligated to pay SFJ a multiple of the amounts paid or incurred by SFJ under the SFJ Agreement, including specifically:

•300% of such amounts (1) in the event that SFJ terminates the SFJ Agreement due to a material uncured breach of the SFJ Agreement by us or our bankruptcy, (2) if we terminate the SFJ Agreement at will prior to the first regulatory approval of bentracimab, or (3) if the SFJ Agreement is terminated due to a safety concern and such termination either (a) arose from our gross negligence, or (b) is due to a serious safety issue that was known to us on the date of the SFJ Agreement but the data demonstrating such serious safety issue were not disclosed to SFJ or publicly known prior to the date of the SFJ Agreement;
•150% of such amounts if SFJ terminates the SFJ Agreement (1) upon a change of control of us or (2) upon a breach involving improper payments or a violation of anti-corruption policies by us, unless such breach can be cured without having a materially adverse impact on the probability of completing clinical trials of bentracimab or obtaining regulatory approval for bentracimab;
•100% of such amounts in the event of a termination due to an Adverse Patent Impact; and
•100% of such amounts (plus an amount reflecting interest on such amounts) at an annual rate of 25% in the event of termination by SFJ due to disagreement with certain decisions made by us as part of the joint steering committee.
In addition, if following termination of the SFJ Agreement we continue to develop bentracimab and obtain approval of a BLA (or its equivalent) in the United States, the European Union, Japan or China, we will make the applicable approval payments for such jurisdiction to SFJ as if the SFJ Agreement had not been terminated, less any payments made upon termination, except that if we terminate the SFJ Agreement for SFJ’s failure to make any payment to us when due, or SFJ terminates the SFJ Agreement due to a material adverse event, as defined in the SFJ Agreement, then our obligation to make such approval payments would be reduced by 50%.
Duke License Agreement
In October 2006, we entered into an exclusive license agreement with Duke, which was most recently amended in April 2019, or the Duke License. Pursuant to the Duke License, Duke granted to us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products or processes covered by the Duke License, or the Duke licensed products, relating to ELPs. The in-licensed patent rights are generally directed to providing extended exposure for proteins and peptides administered through subcutaneous injections and include 13 registered patents in the United States, 24 registered patents in foreign jurisdictions, two pending patent applications in the United States and four pending foreign applications. The last patent is expected to expire in 2030 without extension.
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

Under the terms of the Duke License, we have paid or are required to pay:
•an upfront fee of $37,000;
•amendment fees of $0.2 million related to subsequent amendments of the Duke License;
•additional licensing fees of $0.2 million;
•up to $2.2 million in clinical and regulatory milestone fees;
•up to $0.4 million in commercial milestone fees;
•low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and
•up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License.
In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we had reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock.
From the inception of the Duke License through December 31, 2020, we have incurred royalty costs of $0.3 million under the Duke License. As of May 2017, Duke is required to pay us a percentage of revenue that it receives from granting a license or sublicense with respect to certain products covered under the Duke License. As of December 31, 2020, Duke has not paid us any of such fees. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional non-royalty payments we receive.
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
Unless earlier terminated, the Duke License automatically expires on the date on which all patent rights granted under the Duke License expire, or upon our bankruptcy, insolvency or certain similar occurrences. The Duke License may be terminated prior to its expiration:
•by mutual written consent of us and Duke;
•by us upon three months’ written notice to Duke;
•by either party upon the other party’s illegal conduct or guilty plea with respect to intentional fraud, willful misconduct or felony;
•by either party upon the other party’s material breach of the Duke License that is not cured within the specified cure period based on the nature of such breach; and
•by Duke upon our decision to cease commercial development of the patent rights covered by the Duke License for a material period of time.
Upon termination of the Duke License, we grant to Duke an exclusive, royalty-free, sublicensable license under our patent rights and know-how to use any intellectual property developed by us in the course of exercising our rights under the Duke License.
Viamet Asset Purchase Agreement
In January 2020, we entered into an asset purchase agreement, or the PB6440 Agreement, with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to PB6440, the Sellers’ proprietary CYP11B2 inhibitor compound (formerly known as SE-6440 or VT-6440) and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, the Compounds. The acquired patent rights include 20 issued or pending United States and foreign patents and patent applications, with the last issued patent acquired expected to expire in 2037. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound, and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances.
BioVectra Supply Agreement
In March 2021, we entered into a supply agreement, or BioVectra Agreement, with BioVectra Inc., or BioVectra, for the manufacture and supply by BioVectra of bulk drug substance for bentracimab for commercial distribution following regulatory approval, if obtained. Under the terms of the BioVectra Agreement, BioVectra has committed to maintaining capacity to manufacture an agreed number of batches of product each year, and we have committed to purchase a specified minimum number of batches of product per year, or the Minimum Annual Commitment, although we are free to contract with third parties for the manufacture of bentracimab.
We will pay a supply price per batch of product to be determined after the manufacturing process for the product is validated in accordance with the BioVectra Agreement, plus the cost of certain consumables, raw materials, and third-party testing. The parties have agreed that the initial supply price of product will be within a specified percentage of the estimated supply price set forth in the BioVectra Agreement and will remain firm through the second anniversary of validation. Thereafter, on an annual basis following the second anniversary of validation, either party may propose adjustments to the supply price for increases or decreases based on a specified inflation rate, subject to a maximum inflation adjustment per year, and BioVectra may propose adjusting the supply price beyond that inflation rate if it can document extraordinary increases or decreases in costs, subject to a specified maximum percentage increase or decrease per year.
Pursuant to the Minimum Annual Commitments, we are obligated to purchase a minimum of (i) approximately $14.0 million of batches of product in years 2022 through 2023, (ii) approximately $37.0 million of batches of product in 2024, and (iii) approximately $48.0 million of batches of product in each of years 2025 through 2031. In the event we do not purchase the applicable Minimum Annual Commitment in a given year, we will be obligated to make a payment to BioVectra in an amount equal to the then-applicable supply price per batch multiplied by the difference between the Minimum Annual Commitment for such year and the number of batches of product we actually purchased in such year, or the Minimum Shortfall Payment, except in the event that BioVectra was unable to deliver the number of batches ordered by us in such year. In the event of certain serious or extended failures by BioVectra to supply product in the quantities ordered by us in a given year, our Minimum Annual Commitment for such year (and potentially one or more subsequent years) will be subject to reduction, and our obligation to make a Minimum Shortfall Payment for such year (and potentially one or more subsequent years) will be waived. We will have the right to reduce the Minimum Annual Commitments for the year 2026 and subsequent years by up to a specified maximum percentage per year. Further, if we are only able to obtain regulatory approval for products incorporating bentracimab in only one of the United States or Europe, BioVectra and we have agreed to discuss in good faith an amendment to the BioVectra Agreement to reflect decreased requirements for product and impacts to the supply price to reflect lower volume commitments.
The initial term of the BioVectra Agreement commences on the effective date of the BioVectra Agreement and continues until the tenth anniversary of Validation. The term of the BioVectra Agreement may be extended for additional one-year periods upon mutual agreement of the parties. Either party may terminate the BioVectra Agreement in the event of an uncured material breach by the other party or upon the occurrence of certain events of insolvency of the other party. We may terminate the BioVectra Agreement (i) in the event of certain regulatory compliance failures by BioVectra or any person employed or retained by it to perform services under the BioVectra Agreement, or (ii) subject to payment of a termination fee to BioVectra (the amount of which decreases over the term of the BioVectra Agreement from an initial maximum in the mid-teens of millions of dollars to zero), in the event we decide that it will not, or is unable to, pursue regulatory approval or commercialization of products incorporating bentracimab or in the event of termination of our license to the product from MedImmune Limited. We may also terminate the BioVectra Agreement without cause and without payment of a termination fee upon 24 months’ notice following the fifth anniversary of regulatory approval of a product incorporating bentracimab by either the FDA or the EMA.
Manufacturing
Our large molecule clinical product candidates bentracimab and pemziviptadil and our ELP preclinical and research and development pipeline candidates are currently manufactured using a microbial expression system. Our manufacturing utilizes a straight-forward E. coli fermentation process with a simple column chromatography-based purification process. Our small molecule candidate, PB6440 is manufactured through chemical synthesis. We believe that these manufacturing processes will enable our product candidates to be manufactured efficiently for clinical and commercial applications. We do not have any cGMP manufacturing facilities. Instead, we utilize third parties for the cGMP manufacture of our product candidates for clinical trials, and we intend to continue to use third parties in the near term for the future clinical development and, if they are approved, commercial manufacture of our drug products. Our contract manufacturers are FDA-inspected establishments that have a history of supplying products to the pharmaceutical industry in accordance with cGMP.
Bentracimab
Bentracimab bulk drug substance, provided to us pursuant to the MedImmune License, was filled and released for use in our initial clinical trials. The bentracimab drug substance was manufactured by Wacker Biotech GmbH, or Wacker, a third-party contract manufacturer, utilizing Wacker’s proprietary E. coli strain. Manufacturing has continued at Wacker to generate drug supply for our ongoing clinical trials. We have also engaged BioVectra to serve as our contract manufacturer of bentracimab for our ongoing clinical trials and for commercial-scale production of bentracimab, if approved, although we are free to contract with third parties for the manufacture of drug supply.
Pemziviptadil and our ELP Preclinical Pipeline
To date, we have relied on a non-proprietary E. coli strain for the production of pemziviptadil and our preclinical ELP pipeline candidates. Third-party manufacturers have performed the cGMP manufacturing of the drug product. Due to efficiencies achieved to date, we intend to utilize this non-proprietary strain for future manufacturing. As we advance pemziviptadil and other preclinical product candidates through development, we intend to establish additional supply agreements and/or technology transfer agreements in order to meet our expected needs for future clinical trials and potential commercial demand.
PB6440
PB6440 is a small molecule candidate manufactured through chemical synthesis. Third-party manufacturers will perform the cGMP manufacturing of the drug. As we advance PB6440 through development, we intend to establish additional supply agreements and/or technology transfer agreements in order to meet our expected needs for future clinical trials and potential commercial demand.
Sales and Marketing
We retain worldwide commercial rights to all of our product candidates. Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to commercialize bentracimab, if approved, independently in the United States because we believe the patient populations and medical specialists for these indications are sufficiently concentrated to allow us to effectively promote these products with a targeted sales team. We may explore, and selectively pursue, strategic collaborations or partnerships with third parties to commercialize pemziviptadil, if approved, in the United States and any approved products outside of the United States in order to maximize the commercial potential of our products.
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

Bentracimab
There are currently no other known reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. Upon approval, bentracimab would be the only therapeutic agent available for specific reversal of ticagrelor. As a result, market acceptance of bentracimab, if approved, will depend heavily on the continued market acceptance and use of ticagrelor. Ticagrelor competes against other commercially available antiplatelet therapies, including other P2Y12 receptor antagonists, many of which are available as generic drugs and are therefore currently significantly less expensive than ticagrelor. New antiplatelet therapies may also be developed in the future, including other reversible P2Y12 receptor antagonists and other antiplatelet therapies, which could also have reversal agents, that could displace ticagrelor as the preferred antiplatelet agent for ACS.
Pemziviptadil
Although we anticipate that pemziviptadil may be used as a complement to patients’ existing therapies, we expect to compete with existing treatments for PAH patients with class II through class IV symptoms that target the endothelin, nitric oxide and prostacyclin pathways, as well as any generic equivalents that may be developed. In addition to currently approved drugs within these classes, we are also aware of a number of PAH therapies in clinical development, including:
•Ralinepag, an oral IP prostacyclin receptor agonist being developed by Arena Pharmaceuticals;
•Trevyent, a formulation of treprostinil being developed by United Therapeutics;
•Bardoxolone methyl, an oral therapy being developed by Reata Pharmaceuticals for connective tissue disease-associated PAH;
•LIQ861, a powder formulation of treprostinil designed for deep-lung delivery using a disposable, dry powder inhaler being developed by Liquidia Technologies;
•CAM2043, a liquid crystal gel formulation of treprostinil as a once-weekly subcutaneous depot injection being developed by Camurus;
•Treprostinil Technosphere, an inhaled, dry powder formulation of treprostinil being developed by MannKind Corporation;
•Beraprost sodium 314d modified release, a single isomer oral prostacyclin analogue being developed by Lung Biotechnology PBC;
•Sotatercept, a ligand trap in development by Acceleron to rebalance BMPR-II signaling for patients with PAH;
•Seralutinib (GB002), an inhaled PDGFR inhibitor in development by Gossamer Bio;
•INS1009, an inhaled nanoparticle formulation of a treprostinil prodrug being developed by Insmed Incorporated; and
•INOpulse, inhaled nitric oxide being developed by Bellerophon Therapeutics.
PB6440
    Although we anticipate that PB6440 may be used as a complement to patients’ existing antihypertensive therapies, we expect to compete with existing generic treatments for hypertension that target the mineralocorticoid receptor. In addition to the currently approved mineralocorticoid receptor antagonists, eplerenone and spironolactone, we are also aware of a number of therapies in clinical development for the treatment of resistant hypertension with which PB6440 would compete if approved, including:
•Aprocitentan, orally active dual endothelin receptor antagonist that is being developed by Janssen Biotech;
•Firibastat, a selective and specific inhibitor of Aminopeptidase A being developed by Quantum Genomics; and
•CIN-107, an aldosterone synthase inhibitor being developed by Cincor Pharmaceuticals.
Intellectual Property

Our commercial success depends in part upon our ability to obtain and maintain proprietary protection for bentracimab, pemziviptadil, PB6440 and future product candidates and related discoveries and our ELP technology; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our ELP technology, our product candidates and other proprietary technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.
The term of individual patents varies depending on the date of filing of the patent application and the legal term of patents in the countries in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted a term of 20 years from the earliest filing date of a non-provisional application. In addition, in certain instances, a patent term can be adjusted to recapture a portion of the delay by the United States Patent and Trademark Office in issuing the patent. In addition, a patent term may be extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. The patent term extension based upon delay by the FDA can be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug or a method for using it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically in countries in which we file, the patent term is 20 years from the earliest filing date of a non-provisional patent application. However, the actual protection afforded by a patent varies on a product-by-product basis and from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
As of December 31, 2020, our patent estate contained at least 22 patent families that we own or in-license that protect various aspects of our ELP technology or our product candidates. We own or have rights in 24 United States patents, 15 United States patent applications, 107 foreign patents and 64 foreign patent applications.
Bentracimab
With regard to bentracimab, we in-licensed one patent family. As of December 31, 2020, this patent family included two issued United States patents with composition of matter claims covering bentracimab that are expected to expire in 2035 and 2036 without taking patent term extensions into account, three pending United States patent applications, two issued foreign patents, and 13 pending foreign applications, that if issued, would expire in 2035.
Pemziviptadil
As of December 31, 2020, our portfolio of owned and in-licensed patents and patent applications relating to pemziviptadil consisted of eight issued patents in the United States, 10 pending applications in the United States, 72 granted foreign patents and nine pending foreign applications with claims directed to compositions of matter covering pemziviptadil and methods of use thereof, including use in PAH, cystic fibrosis and cardiomyopathy associated with DMD, that we expect to expire between 2027 and 2041, without taking patent term extensions into account.
PB6440
Upon acquiring the intellectual property rights of PB6440 in January 2020, we acquired three patent families relating to aldosterone synthase inhibitors, which as of December 31, 2020 consisted of three granted patents in the United

States, two pending applications in the United States and 15 pending foreign applications. The granted United States patents are expected to expire in 2037 without taking patent term extensions into account.
ELP Technology
As of December 31, 2020, we owned two patent families relating to our ELP technology, which consist of two granted patents in the United States, two pending applications in the United States and ten pending foreign applications. The first granted patent is expected to expire in 2021 and the second is expected to expire in 2035, without taking patent term extensions into account.
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
The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practices, or GLP, regulation;
•submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and
•FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.
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
•Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses and, if possible, to gain early evidence on effectiveness.
•Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•product seizure or detention, or refusal of the FDA to permit the import or export of products; or

•injunctions or the imposition of civil or criminal penalties.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on certain health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, independent contractors that perform certain services involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions.
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nuse-midwives.
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
Coverage and Reimbursement
Market acceptance and sales of any drug products depend in part on coverage and the extent to which adequate reimbursement for drug products will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Coverage and reimbursement for our product also depends on coverage and adequate reimbursement for the procedures using bentracimab as a ticagrelor reversal agent and pemziviptadil for the treatment of PAH. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. Even if the procedure using our product is covered, third-party payors may package the cost of the drug into the procedure payment and not separately reimburse the physician for the costs associated with our product. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products once approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and adequate reimbursement.
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
Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our product candidates, to the extent that customers who are prescribed our product candidates, if approved, are not separately reimbursed for the cost of the product candidates. An example of payment updates is the Medicare program updates to physician payments, which is completed on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and introduced a merit-based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. The full impact to overall physician reimbursement as a result of the introduction of the Quality Payment Program remains unclear. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. The ACA, among other things, contains a number of provisions of particular importance to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, implanted or injected, and annual fees based on pharmaceutical companies' share of sales to federal health care programs.
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a judge for the United States District Court for the Northern District of Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court has not yet ruled on the constitutionality of the ACA. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, future decisions, subsequent appeals, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation has temporarily suspended these reductions from May 1, 2020 through March 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Employees and Human Capital Resources
As of December 31, 2020, we had approximately 50 employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through granting of equity-based compensation awards.
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
Summary of Risk Factors
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
•The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2020 included in this Annual Report on Form 10-K contains an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected.
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
Our business operations are likely to continue to be adversely affected by the effects of the ongoing COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. The U.S., state and local governments have imposed travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for all employees.
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
For our clinical trials that are planned to be conducted at sites in countries that are experiencing heightened impact from COVID-19, in addition to the risks listed above, we may also experience the following adverse impacts:
•delays in receiving approvals from local regulatory authorities to initiate our planned clinical trials;
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
As we advance our clinical programs for bentracimab and pemziviptadil with site activations and patient enrollment, we remain in close contact with our clinical research organizations, or CROs, clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trials and current timelines and to consider whether we can implement appropriate mitigating measures to help to lessen such impacts. At this time, however, we cannot currently fully forecast the scope of impacts that COVID-19 may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results.
We have commenced our pivotal REVERSE-IT trial for bentracimab and are currently working to identify and initiate additional clinical sites for this study, although the COVID-19 pandemic continues to impact the pace of site initiation and patient enrollment, including the types of patients enrolling in the trial. We expect to complete enrollment of the first 100 patients in the REVERSE-IT trial in mid-2021, and are targeting to submit our BLA for bentracimab in mid-2022, although those timelines could be impacted by the continued scope and duration of the COVID-19 pandemic.
With respect to our pemziviptadil program, we have resumed enrollment of new patients in our Phase 2b clinical trial for the treatment of PAH after having previously paused enrollment temporarily as a precaution to minimize potential exposure of this patient population at high risk of serious illness from COVID-19. We are targeting to report the top-line results of this trial in the second half of 2021, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic.
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
The spread of COVID-19, which has had a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the continued duration of, COVID-19 may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
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
Since our inception, we have incurred significant net losses. Our net loss was $98.6 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $260.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, private placements of convertible debt and convertible preferred stock and borrowings under our term loan. In future periods we expect SFJ to provide up to $72.9 million of funding pursuant to the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of bentracimab. We have no products approved for commercialization and have never generated any revenue from product sales.
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
We have experienced net losses and negative cash flows from operations and, as of December 31, 2020, had an accumulated deficit of $260.7 million. We expect to continue to incur net losses for at least the next several years. As of December 31, 2020, we had cash and cash equivalents of $28.1 million. We believe that our existing cash and cash equivalents as of December 31, 2020, in addition to the $42.9 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse pursuant to the SFJ Agreement, will not be sufficient to fund our operating expenses and capital requirements for 12 months from the date of the issuance of the financial statements included in this Annual Report on Form 10-K. These factors raise substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including:
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
•the amount of revenues, if any, received from commercial sales of our product candidates for which we receive marketing approval;
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
We will require additional capital to commercialize bentracimab, pemziviptadil and PB6440. If we receive regulatory approval for any of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
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
The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2020 included in this Annual Report on Form 10-K contains an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected.
The auditor's opinion on our audited financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K includes an explanatory paragraph stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Under the SFJ Agreement, if we fail to remedy such going concern condition during the periods specified in the agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. We have multiple quarters in which to remedy the going concern condition, including by restructuring our costs and operations, raising additional capital in financing or strategic transactions or accepting additional financing from SFJ on the same terms as their original commitment (which additional financing they have the option, but not obligation, to provide). Although we believe that the cure periods in the SFJ Agreement are sufficient to enable us to remedy the going concern condition, if we are unable to do so and if our business related to bentracimab is transferred to SFJ as a result, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world.
While we believe that we will be able to raise the capital we need to continue our operations and to remedy the going concern condition pursuant to the SFJ Agreement, there can be no assurances that we will be successful in these efforts or will be able to generate sufficient liquidity or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly scale back our expenditures and thereby reduce our operating plans and curtail some or all of our product development, commercialization and strategic plans, and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected, each of which would similarly materially and adversely affect our business, prospects, financial condition and results of operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.
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
On January 9, 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide up to $120.0 million to support the global development of bentracimab. If we receive regulatory approval for bentracimab as a reversal agent for the antiplatelet drug ticagrelor, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. Our ability to make these required payments will depend on our future performance, which will be subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to meet our obligations under the SFJ Agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ. We have granted SFJ a first-priority security interest in all of our assets related to bentracimab, subject only to the lien of the Lenders for existing indebtedness to the Lenders. If we are unable to meet our payment obligations to SFJ, SFJ may exercise its remedies as a holder of a first-priority security interest, which would result in a loss of our assets and our business would be materially harmed.
In addition, in the event that (i) we fail to pay any amounts payable to SFJ under the SFJ Agreement within a specified time period, (ii) we are in default of our obligations (subject to certain exclusions) under the MedImmune License or (iii) either (a) we determine it is probable that we will be unable to meet our obligations as they become due within one year after the date that our financial statements for the then-current quarter are issued, or available to be issued or (b) a “going concern” footnote is included in any of our financial statements, and, in either case ((a) or (b)), we fail to remedy such going concern condition as specified in the agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. We have multiple quarters in which to remedy the going concern condition, including by restructuring our costs and operations, raising additional capital in financing or strategic transactions or accepting additional financing from SFJ on the same terms as their original commitment (which additional financing they have the option, but not obligation, to provide). Although we believe that the cure periods in the SFJ Agreement are sufficient to enable us to remedy the going concern condition, if we are unable to do so and if our business related to bentracimab is transferred to SFJ, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world. See “—The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2020 included in this Annual Report on Form 10-K contains an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected.”
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
We currently have no products that are approved for commercial sale. We currently have only two clinical-stage product candidates, bentracimab and pemziviptadil. To date, we have not yet completed any pivotal clinical trials. We have not completed the development of any product candidates, and we may never be able to develop marketable products.

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
•successful enrollment, including with respect to the various indications for which we might seek approval of bentracimab, and completion of clinical trials;
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
The FDA’s accelerated approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. Based on feedback from the FDA, our strategy is to use an accelerated approval pathway that may require that our REVERSE-IT trial of bentracimab be ongoing at the time of BLA approval. To support our BLA submission for accelerated approval, the FDA recommended an interim analysis of biomarker data from an initial subset of 100 patients, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure, in our REVERSE-IT trial, together with safety data from our Phase 2 clinical trials. After we submit our BLA with data from the first 100 patients, we intend to complete the REVERSE-IT trial and establish a post-approval registry in accordance with FDA requirements. If the FDA requires the completion of the REVERSE-IT trial prior to the submission of a BLA, the development and commercialization timeline of bentracimab will be delayed. We may also experience an imbalance in the number and types of patients who enroll in the REVERSE-IT trial. We have enrolled more than half of the first approximately 100 patients needed to support our BLA submission, nearly all of whom to date have required urgent surgery or an invasive procedure. We are attempting to accelerate enrollment of patients with uncontrolled major or life-threatening bleeding, including by working to increase the number of enrolling clinical trial sites in the United States, Canada, and the European Union as we believe that a broader site footprint will increase the probability of enrolling these patients. All of the first approximately 100 patients enrolled in the REVERSE-IT trial will be measured against the same VerifyNow PRUTest biomarker. If we are unable to enroll a sufficient number of patients in this trial, including patients with uncontrolled major or life-threatening bleeding, the FDA may determine that the trials conducted by us were insufficient to support approval for all or some of the proposed indications we intend to pursue. Further, the FDA may require us to conduct extensive post-approval studies or require us to make modifications to our ongoing REVERSE-IT trial after approval and marketing.
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
•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, pure and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication. Based on the health profile of our patient population, it is possible that we may experience a serious adverse event that could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.

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
The FDA has granted two orphan drug designations for pemziviptadil: one for the treatment of PAH and a second for cardiomyopathy associated with DMD. We may seek orphan drug designation for future indications for pemziviptadil or for other product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer or more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.
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
Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies as a Breakthrough Therapy, the FDA may later decide that the product candidate no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.

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
A key element of our strategy is to build and expand our pipeline of product candidates, including by developing pemziviptadil for the treatment of other orphan conditions, and PB6440 for treatment-resistant hypertension and by identifying other product candidates using our ELP technology. In addition, we may in-license or acquire additional product candidates for other diseases. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of their being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of bentracimab as a ticagrelor reversal agent, pemziviptadil for the treatment of PAH and PB6440 for treatment-resistant hypertension. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for pemziviptadil that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
The United Kingdom’s withdrawal from the European Union may adversely impact our ability to obtain regulatory approvals of our product candidates in the United Kingdom, result in restrictions or imposition of taxes and duties for importing our product candidates into the United Kingdom, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the United Kingdom.
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to by the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future and trading relationship between the United Kingdom and the European Union was agreed to in December 2020.
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency in the United Kingdom is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our product candidates in the United Kingdom and limit our ability to generate revenue in that territory. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there may be additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.
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
Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. An example of payment rate updates occurs in the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and introduced a merit-based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models and the Merit-based Incentive Payment System. In November 2019, CMS issued a rule finalizing the changes to the Quality Payment Program. The full impact to overall physician reimbursement as a result of the introduction of the Quality Payment Program remains unclear. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Any resulting decrease in payment under the merit-based reimbursement system may adversely affect our revenue and results of operations. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our product candidates or lowers reimbursement for procedures using our products could harm our business.

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
With respect to bentracimab, to date we have only relied upon Wacker for manufacture of drug substance for use in our initial clinical trials. As we scale our manufacturing of bentracimab to meet potential commercial demand, if bentracimab is approved, we have initiated a technology transfer of our current manufacturing process for bentracimab to BioVectra Inc., or BioVectra, another cGMP contract manufacturer. We have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and recently engaged BioVectra to manufacture commercial supply of bentracimab, if approved. We will need to perform analytical and other tests to demonstrate that the new materials produced by Wacker, BioVectra, or any other future third-party manufacturer that we engage, are comparable in all respects to the product utilized in our previous clinical trials. There is no assurance that any such product will pass the required comparability testing in a timely manner, or at all, that any other future third-party manufacturer that we engage will be successful in producing bentracimab or that any materials produced by Wacker, BioVectra or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials used in our previous clinical trials. Moreover, if supplies are interrupted or produced in poor yield or quality, it would materially harm our business. BioVectra will be required to scale up the manufacturing process to meet our future needs of bentracimab for later-stage clinical development and, if approved, commercialization. If BioVectra is unable to successfully scale up the manufacturing process, we would need to find alternative manufacturing facilities or an alternative manufacturing process, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and which could adversely affect the clinical development of bentracimab.
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
As of the date of this Annual Report on Form 10-K, our patent estate contained at least 22 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 24 United States patents, 15 United States patent applications, 107 foreign patents and 64 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
•the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (1) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and (2) ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022 to require applicable manufacturers to report such information regarding their payments or other transfers of value made during the prior year to physicians assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives; and
•state and foreign law equivalents of each of the above federal laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect on May 25, 2018, imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. In addition, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the United States pharmaceutical industry. The ACA, among other things contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a judge for the United States District Court for the Northern District of Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is uncertain when a decision will be made. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including amount others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. Further, it is possible that additional governmental action may be taken in response to the COVID-19 pandemic.
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
As of December 31, 2020, we had approximately 50 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
Prior to our initial public offering, or IPO, there was no public market for our common stock, and we cannot assure you that an active trading market for our shares will continue to develop or be sustained. As a result, it may be difficult for you to sell shares at an attractive price or at all.
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
Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We may qualify as a “smaller reporting company” for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter .
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
General Risk Factors
Our business activities will be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.
As we expand our business activities outside of the United States, including our clinical trial efforts, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore requires significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or the SEC, and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
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
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.
New or future changes to tax laws could materially adversely affect our company.
On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act, which significantly revises the United States Internal Revenue Code of 1986, as amended. Future guidance from the United States Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, on March 27, 2020, President Trump signed into law the CARES Act, which modifies the Tax Act in certain respects. Changes in corporate tax rates, the realization of net deferred tax assets relating to our United States operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future United States tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.
We might not be able to utilize a significant portion of our net operating loss carryforwards.
At December 31, 2020, we had federal and state net operating loss, or NOL, carryforwards of $185.1 million, $167.2 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022, unless previously utilized or limited by other provisions within the tax law. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal net operating losses incurred in taxable years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses incurred in the taxable year beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease 25,000 square feet of research and development and administrative space at two locations in Malvern, Pennsylvania, pursuant to lease agreements that both expire in September 2023. We also lease 4,000 square feet of administrative space in San Diego, California, pursuant to a lease agreement that expires in October 2022. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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
Holders of Record
As of March 11, 2021, we had 51 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.
Unregistered Sales of Equity Securities
None.
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
In March 2020, we commenced our pivotal REVERSE-IT trial, a global, multi-center, non-randomized, open-label trial in which we plan to enroll a total of 200 ticagrelor patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. The primary endpoints for this trial are the reversal of the antiplatelet effects of ticagrelor with intravenous infusion of bentracimab as measured by the VerifyNow® PRUTest® biomarker and achievement of clinical hemostasis in enrolled patients. We are currently enrolling patients in the United States, the European Union and Canada in this trial.
The FDA granted Breakthrough Therapy designation for bentracimab in April 2019. The European Medicines Agency, or the EMA, granted bentracimab Priority Medicines, or PRIME, designation in February 2020. Based on feedback from the FDA, we intend to submit a Biologics License Application, or BLA, for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our REVERSE-IT trial, targeting that approximately one half of patients enrolled have uncontrolled major or life-threatening bleeding and approximately one half require urgent surgery or an invasive procedure. After we submit our BLA with data from the first 100 patients, we intend to complete the REVERSE-IT trial and establish a post-approval registry in accordance with FDA requirements. The Committee for Medicinal Products for Human Use, or CHMP, of the EMA has also generally agreed with our proposed clinical development plan for bentracimab.
We have enrolled more than half of the first approximately 100 patients needed to support our BLA submission, nearly all of whom to date have required urgent surgery or an invasive procedure. We are attempting to accelerate enrollment of patients with uncontrolled major or life-threatening bleeding, including by working to increase the number of enrolling clinical trial sites in the United States, Canada, and the European Union as we believe that a broader site footprint will increase the probability of enrolling these patients. All of the first approximately 100 patients enrolled in the REVERSE-IT trial will be measured against the same VerifyNow PRUTest biomarker described above.
We expect to complete enrollment of the first 100 patients in the REVERSE-IT trial in mid-2021, and are targeting to submit our BLA for bentracimab in mid-2022, although those timelines could be impacted by the continued scope and duration of the COVID-19 pandemic.
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
In April 2019, we received $46.3 million in net proceeds from an underwritten public offering of our common stock. In May 2019, we received an additional $2.5 million under our term loan with SVB and WestRiver, or our 2019 Loan, and in October 2019, we received an additional $5.0 million under our 2019 Loan. In January 2020, we entered into the SFJ Agreement pursuant to which SFJ has agreed to provide us up to $120.0 million of funding to support the clinical development of bentracimab. As of December 31, 2020, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $47.1 million under the SFJ Agreement. In addition, we expect that SFJ will fund or reimburse an additional $42.9 million of clinical trial costs and other expenses. SFJ will also provide up to an additional $30.0 million of funding upon the achievement of specified clinical development milestones with respect to our ongoing REVERSE-IT trial of bentracimab.
Since our inception, we have incurred significant operating losses. Our net loss was $98.6 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $260.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:
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
Recent Development
In March 2021, we entered into a supply agreement with BioVectra Inc. for the manufacture and supply of bulk drug substance for bentracimab for commercial distribution following regulatory approval. Under the terms of the supply agreement, BioVectra has committed to maintaining capacity to manufacture an agreed number of batches of product per year, although we are free to contract with third parties for the manufacture of bentracimab. Refer to "Item 1. Business" under the subheading Business - License, Co-Development and Other Agreements - BioVectra Supply Agreement in this annual report.
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
•expenses relating to regulatory activities; and
•laboratory materials and supplies used to support our research activities.
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
•our ability to secure adequate supply of product candidates for our trials;
•the number of clinical sites included in the trials;
•the length of time required to enroll suitable patients;
•the number of patients that ultimately participate in the trials;
•the number of doses patients receive;
•any side effects associated with our product candidates;
•the impacts of the COVID-19 pandemic on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results;
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
Interest Expense
Interest expense consists of interest expense on our term loan with SVB and WestRiver.
License, Co-Development and Other Agreements
MedImmune Limited License Agreement
In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or MedImmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $3.0 million of which had been incurred as of December 31, 2020; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. From the inception of the MedImmune License through December 31, 2020, we have incurred costs of $3.6 million under the MedImmune License.
Co-Development Agreement with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ provides us funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In March 2020, we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of bentracimab. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. From the inception of the SFJ Agreement through December 31, 2020, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $47.1 million. In addition, we expect that SFJ will fund or reimburse an additional $42.9 million of clinical trial costs and other expenses pursuant to the SFJ Agreement. SFJ will also provide up to an additional $30.0 million of funding upon the achievement of specified milestones with respect to our clinical development of bentracimab. During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operational support in the European Union.
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
Duke License Agreement
In October 2006, we entered into an exclusive license agreement with Duke University, or Duke, which was most recently amended in April 2019, or the Duke License. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products covered by the Duke License, or Duke licensed products, relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional nonroyalty payments we receive, subject to certain conditions. From the inception of the Duke License through December 31, 2020, we have incurred royalty costs of $0.3 million under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries and to commercialize bentracimab, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. From the inception of the Wacker License Agreement through December 31, 2020, we have incurred $0.5 million in costs.
Viamet Asset Purchase Agreement
In January 2020, we entered into the PB6440 Agreement with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, Compounds. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. We incurred $0.1 million in costs under the PB6440 Agreement for the year ended December 31, 2020.
BioVectra Supply Agreement
In March 2021, we entered into a supply agreement, or the BioVectra Agreement, with BioVectra Inc., or BioVectra, for the manufacture and supply by BioVectra of bulk drug substance for bentracimab for commercial distribution following regulatory approval, if obtained. Under the terms of the BioVectra Agreement, BioVectra has committed to maintaining capacity to manufacture an agreed number of batches of product each year, and we have committed to purchase a specified minimum number of batches of product per year, or the Minimum Annual Commitment, although we are free to contract with third parties for the manufacture of bentracimab.
We will pay a supply price per batch of product to be determined after the manufacturing process for the product is validated in accordance with the BioVectra Agreement, or Validation, plus the cost of certain consumables, raw materials, and third-party testing. Pursuant to the Minimum Annual Commitments, we are obligated to purchase a minimum of (i) approximately $14.0 million of batches of product in years 2022 through 2023, (ii) approximately $37.0 million of batches of product in 2024, and (iii) approximately $48.0 million of batches of product in each of years 2025 through 2031. In the event we do not purchase the applicable Minimum Annual Commitment in a given year, we will be obligated to make a payment to BioVectra in an amount equal to the then-applicable supply price per batch multiplied by the difference between the Minimum Annual Commitment for such year and the number of batches of product we actually purchased in such year, or the Minimum Shortfall Payment, except in the event that BioVectra was unable to deliver the number of batches ordered by us in such year. In the event of certain serious or extended failures by BioVectra to supply product in the quantities ordered by us in a given year, our Minimum Annual Commitment for such year (and potentially one or more subsequent years) will be subject to reduction, and our obligation to make a Minimum Shortfall Payment for such year (and potentially one or more subsequent years) will be waived. We will have the right to reduce the Minimum Annual Commitments for the year 2026 and subsequent years by up to a specified maximum percentage per year. Further, if we are only able to obtain regulatory approval for products incorporating bentracimab in only one of the U.S. or Europe, BioVectra and we have agreed to discuss in good faith an amendment to the BioVectra Agreement to reflect decreased requirements for product and impacts to the supply price to reflect lower volume commitments.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
Revenue:
Grant revenue	$320	$1,786	$(1,466)
Revenue under collaborative agreement	—	575	(575)
Total revenue	320	2,361	(2,041)
Operating expenses:
Research and development	72,088	30,911	41,177
General and administrative	13,088	11,186	1,902
Total operating expenses	85,176	42,097	43,079
Loss from operations	(84,856)	(39,736)	(45,120)
Other (expense) income:
Loss from remeasurement of development derivative liability	(12,507)	—	(12,507)
Interest income	237	1,582	(1,345)
Interest expense	(1,445)	(1,076)	(369)
Foreign exchange gain (loss)	6	(17)	23
Total other (expense) income	(13,709)	489	(14,198)
Net loss	$(98,565)	$(39,247)	$(59,318)

Revenue
Grant revenue was $0.3 million for the year ended December 31, 2020, compared to $1.8 million for the year ended December 31, 2019. The decrease was due to lower amounts available for grant reimbursement under our government grants during the year ended December 31, 2020. We have received all $2.8 million in funding available under the Small Business Innovation Research grants received from the National Institutes of Health to support the clinical development of pemziviptadil for the treatment of PAH. Revenue under collaborative agreement was zero for the year ended December 31, 2020, compared to $0.6 million for the year ended December 31, 2019. The decrease of $0.6 million was related to revenue we received from our agreement with ImmunoForge, which was entered into in 2019.
Research and Development Expense
Research and development expense was $72.1 million for the year ended December 31, 2020, compared to $30.9 million for the year ended December 31, 2019. The increase of $41.2 million was primarily attributable to increases in clinical and drug production activities related to bentracimab and pemziviptadil, personnel costs due to additional headcount and costs associated with our general research efforts.
The following table summarizes our research and development expense by functional area for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
Preclinical and clinical development	$62,166	$24,368	$37,798
Compensation and related benefits	7,023	4,725	2,298
Stock-based compensation	643	286	357
Facilities expense	1,149	766	383
Other	1,107	766	341
Total research and development expense	$72,088	$30,911	$41,177
The following table summarizes our research and development expense by product candidate for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
External research and development expense by program
Bentracimab	$48,539	$16,660	$31,879
Pemziviptadil	12,284	6,069	6,215
Unallocated research and development expense:
Compensation and stock-based compensation	7,666	5,011	2,655
Other research and development	3,599	3,171	428
Total research and development expense	$72,088	$30,911	$41,177
General and Administrative Expense
General and administrative expense was $13.1 million for the year ended December 31, 2020, compared to $11.2 million for the year ended December 31, 2019. The increase of $1.9 million was primarily attributable to increases in personnel expense due to additional headcount, directors and officers liability insurance and professional services related to consulting and legal services.
Loss From Remeasurement of Derivative Liability
Loss from remeasurement of derivative liability was $12.5 million for the year ended December 31, 2020. The liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The derivative liability was subsequently remeasured at year end as a Level 3 derivative.

Interest Income
Interest income was $0.2 million for the year ended December 31, 2020, compared to $1.6 million for the year ended December 31, 2019. The decrease of $1.3 million was attributable to higher balances of cash and cash equivalents and higher interest rates during 2019.
Interest Expense
Interest expense was $1.4 million for the year ended December 31, 2020, compared to $1.1 million for the year ended December 31, 2019. The increase of $0.4 million was attributable to increased borrowings in 2020 under the 2019 Loan.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and convertible preferred stock and borrowings under our term loans. In future periods we expect SFJ to provide up to an additional $72.9 million of funding pursuant to the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of bentracimab. As of December 31, 2020, we had cash and cash equivalents of $28.1 million.
In March 2019, we entered into the 2019 Loan with SVB and WestRiver, pursuant to which we could borrow up to $15.0 million, issuable in three separate tranches. As of December 31, 2020, we had drawn on all three tranches under the 2019 Loan in the amounts of $7.5 million, $2.5 million and $5.0 million.
In April 2019, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 4,124,475 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $46.3 million after deducting underwriting discounts and commissions and other offering costs.
In December 2019, we filed a shelf registration statement on Form S-3, or the 2019 Shelf Registration Statement, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM Program, with Citigroup Global Markets Inc. and William Blair & Company, L.L.C. During the year ended December 31, 2020, we raised gross proceeds of $2.9 million pursuant to the ATM Program from the sale of 561,848 shares of our common stock at a weighted-average price of $5.41 per share. We have $197.1 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.1 million may be sold under the ATM Program.
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide funding to support the development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. From the inception of the SFJ Agreement through December 31, 2020, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $47.1 million. In addition, we expect that SFJ will fund or reimburse an additional $42.9 million of clinical trial costs and other expenses. We are also eligible to receive up to an additional $30.0 million of funding upon the achievement of specific clinical development milestones with respect to our ongoing REVERSE-IT trial of bentracimab.
The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(59,957)	$(39,594)
Net cash used in investing activities	(1,412)	(960)
Net cash provided by financing activities	15,466	53,528
Net (decrease) increase in cash and cash equivalents	$(45,903)	$12,974
Operating Activities
Net cash used in operating activities was $60.0 million during the year ended December 31, 2020. The use of cash primarily related to our net loss of $98.6 million, in addition to a $4.3 million change in our operating assets and liabilities. The use of cash was partially offset by non-cash expenses, primarily $27.0 million in research and development expenses paid for on our behalf by SFJ, $12.5 million from the loss from remeasurement of development derivative liability and $2.2 million in stock-based compensation. The change in our operating assets and liabilities was principally due to an $8.4 million increase in prepaid expenses as a result of drug manufacturing payments related to bentracimab, partially offset by increases of $1.9 million in accrued expenses and $1.0 million in accounts payable and by a $1.2 million decrease in other receivables due to timing of the receipt of grant revenue.
Net cash used in operating activities was $39.6 million during the year ended December 31, 2019. The use of cash primarily related to our net loss of $39.2 million, adjusted for non-cash charges primarily related to $1.4 million in stock-based compensation expense, $0.5 million for non-cash interest expense and a $2.4 million change in our operating assets and liabilities. The change in our operating assets and liabilities was principally due to a $2.0 million increase in prepaid expense and other assets and an increase in other receivables of $1.0 million, partially offset by a $0.8 million increase in accounts payable, all as a result of increased clinical activities for our ongoing clinical trials of bentracimab and pemziviptadil.
Investing Activities
Net cash used in investing activities was $1.4 million for the purchase of property and equipment and the acquisition of intellectual property rights during the year ended December 31, 2020. Net cash used in investing activities was $1.0 million for the purchase of property and equipment during the year ended December 31, 2019.
Financing Activities
Net cash provided by financing activities was $15.5 million during the year ended December 31, 2020, due primarily to the receipt of $15.2 million under the SFJ Agreement and $2.9 million in proceeds from sales under the ATM Program, partially offset by $2.7 million in repayments of long-term debt. Net cash provided by financing activities was $53.5 million during the year ended December 31, 2019, due primarily to the receipt of $46.3 million in net proceeds from the April 2019 underwritten public offering and borrowings of $8.1 million on the 2019 Loan, partially offset by $0.9 million for partial repayment of the SVB Loan.
Funding Requirements
To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenues for at least the next several years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We cannot guarantee when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We have experienced net losses and negative cash flows from operations and, as of December 31, 2020, had an accumulated deficit of $260.7 million. We expect to continue to incur net losses for at least the next several years. We believe that our existing cash and cash equivalents as of December 31, 2020, in addition to the $42.9 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse, will not be sufficient to fund our operating expenses and capital requirements for 12 months from the date of the issuance of the financial statements included in this Annual Report on Form 10-K. These factors raise substantial doubt about our ability to continue as a going concern. See Risk Factors—"The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2020 included in this Annual Report on Form 10-K contains an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected.” We intend to devote our existing cash and cash equivalents to advance our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

We plan to address our liquidity needs through the pursuit of additional funding through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution agreements and other collaborations, strategic alliances and licensing agreements. There is no assurance that we will be able to obtain additional funding on acceptable terms or at all. If we are not able to secure adequate additional funding, we will be required to make reductions in certain spending to extend our current funds. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs or clinical trials. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Further, under the SFJ Agreement, if we fail to remedy such going concern condition within the periods specified in the agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. If our business related to bentracimab is transferred to SFJ, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world. Any of these factors could harm our operating results and future prospects.
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
Development Derivative Liability
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ provides funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab.

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
We account for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of funding, (ii) the probability and timing of achieving regulatory approvals, (iii) our cost of borrowing (16.00% plus the risk free borrowing rate) and (iv) SFJ's cost of borrowing (2.50% plus the risk free borrowing rate). The derivative is presented as a liability in our balance sheet. Any changes in fair value are recorded as a loss or gain from remeasurement of development derivative liability on the statements of operations.
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
Effect of Inflation
Inflation did not have a significant impact on our net sales, revenues or income from continuing operations in 2020 or 2019.
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
With respect to the year ended December 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
We intend to file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of PhaseBio Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $260.7 million as of December 31, 2020 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Philadelphia, Pennsylvania
March 15, 2021

PHASEBIO PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$28,122	$74,025
Other receivables	—	1,233
Prepaid expenses and other assets	12,027	3,565
Total current assets	40,149	78,823
Property and equipment, net	8,224	1,924
Operating lease right-of-use assets	1,927	1,715
Other assets	57	32
Total assets	$50,357	$82,494
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$5,355	$2,378
Accounts payable	3,674	2,921
Accrued expenses and other current liabilities	5,931	3,180
Total current liabilities	14,960	8,479
Long-term debt, net	6,773	12,326
Operating lease liabilities, net	1,548	1,508
Development derivative liability	51,719	—
Other long-term liabilities	559	203
Total liabilities	75,559	22,516
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 29,471,854 shares issued and 29,441,887 shares outstanding at December 31, 2020; 28,796,371 shares issued and 28,766,404 shares outstanding at December 31, 2019	29	29
Treasury stock, at cost, 29,967 shares as of December 31, 2020 and 2019	(24)	(24)
Additional paid-in capital	235,516	222,131
Accumulated deficit	(260,723)	(162,158)
Total stockholders’ (deficit) equity	(25,202)	59,978
Total liabilities and stockholders' (deficit) equity	$50,357	$82,494
See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue:
Grant revenue	$320	$1,786
Revenue under collaborative agreement	—	575
Total revenue	320	2,361
Operating expenses:
Research and development	72,088	30,911
General and administrative	13,088	11,186
Total operating expenses	85,176	42,097
Loss from operations	(84,856)	(39,736)
Other (expense) income:
Loss from remeasurement of development derivative liability	(12,507)	—
Interest income	237	1,582
Interest expense	(1,445)	(1,076)
Foreign exchange gain (loss)	6	(17)
Total other (expense) income	(13,709)	489
Net loss	$(98,565)	$(39,247)
Net loss per common share, basic and diluted	$(3.39)	$(1.43)
Weighted-average common shares outstanding, basic and diluted	29,056,304	27,493,558
See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	24,528,242	$25	(29,967)	$(24)	$173,837	$(122,911)	$50,927
Issuance of common stock warrants	—	—	—	—	355	—	355
Issuance of common stock in public offering, net	4,124,475	4	—	—	46,273	—	46,277
Exercises of stock options	143,654	—	—	—	245	—	245
Stock-based compensation	—	—	—	—	1,421	—	1,421
Net loss	—	—	—	—	—	(39,247)	(39,247)
Balance at December 31, 2019	28,796,371	29	(29,967)	(24)	222,131	(162,158)	59,978
Issuance of common stock warrants	—	—	—	—	7,925	—	7,925
Issuance of common stock in public offering, net	561,848	—	—	—	2,942	—	2,942
Issuance of common stock through employee share purchase plan	62,063	—	—	—	186	—	186
Exercises of stock options	51,572	—	—	—	95	—	95
Stock-based compensation	—	—	—	—	2,237	—	2,237
Net loss	—	—	—	—	—	(98,565)	(98,565)
Balance at December 31, 2020	29,471,854	$29	(29,967)	$(24)	$235,516	$(260,723)	$(25,202)
See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2020	2019
Operating activities
Net loss	$(98,565)	$(39,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	508	174
Stock-based compensation	2,237	1,421
Loss from remeasurement of development derivative liability	12,507	—
Non-cash interest expense	491	500
Non-cash research and development expense	27,027	—
Other non-cash transactions	100	—
Changes in operating assets and liabilities:
Other receivables	1,233	(1,000)
Prepaid expenses and other assets	(8,375)	(1,954)
Accounts payable	974	802
Accrued expenses	1,906	(327)
Deferred rent	—	37
Net cash used in operating activities	(59,957)	(39,594)
Investing activities
Purchases of property and equipment	(1,312)	(960)
Acquisition of intellectual property rights	(100)	—
Net cash used in investing activities	(1,412)	(960)
Financing activities
Proceeds from development derivative liability	15,169	—
Proceeds from issuance of common stock, net	2,942	46,277
Payments of deferred stock offering costs	(199)	(145)
Long-term borrowings, net	—	8,089
Proceeds from exercise of stock options	95	245
Shares purchased through employee share purchase plan	186	—
Repayments of long-term debt	(2,727)	(938)
Net cash provided by financing activities	15,466	53,528
Net (decrease) increase in cash and cash equivalents	(45,903)	12,974
Cash, cash equivalents and restricted cash at the beginning of the year	74,025	61,051
Cash and cash equivalents at the end of the year	$28,122	$74,025
Supplemental disclosure for cash flow
Cash paid for interest	$954	$576
Supplemental disclosure of cash flow information
Accrued interest on term loan refinanced to principal	$—	$308
Debt refinanced through new term loan	$—	$6,563
Right-of-use assets obtained in exchange for new operating lease liabilities	$576	$1,991
Issuance of warrants in conjunction with development derivative liability	$7,925	$—
Purchases of property and equipment in conjunction with development derivative liability	$4,941	$—
Issuance of warrants in conjunction with debt	$—	$355
Deferred stock offering costs in accounts payable	$—	$110
Purchases of property and equipment included in accounts payable and accrued expenses	$1,378	$823
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
Going Concern
The Company has experienced net losses and negative cash flows from operations and, as of December 31, 2020, had an accumulated deficit of $260.7 million. The Company expects to continue to incur net losses for at least the next several years. As of December 31, 2020, the Company had cash and cash equivalents of $28.1 million and working capital of $25.2 million. In January 2020, the Company entered into a co-development agreement ("SFJ Agreement") with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company ("SFJ"), pursuant to which SFJ provides funding and operational support for the clinical development of bentracimab. Management believes that its existing cash and cash equivalents as of December 31, 2020, in addition to the $42.9 million in clinical trial costs and other expenses that the Company expects SFJ will fund or reimburse pursuant to the SFJ Agreement, will not be sufficient to fund operating expenses and capital requirements for 12 months from the date of the issuance of these financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the SFJ Agreement, if the Company fails to remedy such going concern condition during the periods specified in the agreement, SFJ may elect to have the Company's business related to bentracimab transferred to SFJ.
The Company plans to address its liquidity needs through the pursuit of additional funding through a combination of equity or debt financings, or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, there is no assurance that these funding efforts will be successful. In this regard, the Company currently has an effective shelf registration statement on Form S-3 ("2019 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"), which expires in January 2023. The 2019 Shelf Registration Statement currently permits the offering, issuance and sale by the Company of up to an aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, of which $60.0 million may be offered, issued and sold in "at-the-market" sales pursuant to an equity distribution agreement with Citigroup Global Markets Inc. and William Blair & Company, L.L.C (the "ATM Program"). During the year ended December 31, 2020, the Company sold 561,848 shares of common stock pursuant to the ATM Program for net proceeds of $2.9 million. As of December 31, 2020, the Company had $197.1 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.1 million may be sold under the ATM Program.
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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).
The Company manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.
2.    Significant Accounting Policies
Use of Estimates
The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of the development derivative liability and the clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.
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
Development Derivative Liability
Development derivative liability is recorded based on the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to contractual terms of the SFJ Agreement, which was determined to have been fair value. The liability is remeasured quarterly, as a Level 3 derivative, with any change in fair value recorded in the form of a gain (loss) from remeasurement of development derivative liability on the statements of operations
Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.
Leases
At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of December 31, 2020 and 2019.
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
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in the years ended December 31, 2020 and 2019.
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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include outstanding stock options under the Company’s stock option plan, warrants issued from time to time and shares of common stock to be potentially issued under the 2018 Employee Stock Purchase Plan (the "ESPP"), have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.
The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of December 31,
	2020	2019
Common stock options	3,598,160	2,577,718
Warrants to purchase common stock	2,349,595	149,595
Employee stock purchase plan	634,654	—
Total	6,582,409	2,727,313
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard becomes effective for the Company in the first quarter of 2021. Adoption of this new standard will not have a material impact on the Company's financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, but will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Effective January 1, 2020, the Company adopted this ASU, which did not have a material impact on its financial statements and related disclosures.
3.    Fair Value Measurement
Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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
The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
As of December 31, 2020:
Assets
Cash equivalents	$27,872	$27,872	$—	$—
Liabilities
Development derivative liability (Note 7)	$51,719	$—	$—	$51,719
As of December 31, 2019:
Assets
Cash equivalents	$73,761	$73,761	$—	$—
4.    Property and Equipment
The following table presents the composition of property and equipment, net as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Lab equipment	$8,994	$2,112
Computer hardware, software and telephone	140	279
Furniture and fixtures	107	107
Leasehold improvements	67	67
Construction in progress	1,042	1,318
	10,350	3,883
Less accumulated depreciation	(2,126)	(1,959)
Property and equipment, net	$8,224	$1,924

Depreciation expense was $0.5 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.
5.    Accrued Expenses and Other Current Liabilities

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The following table presents the composition of accrued expenses and other current liabilities as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Accrued clinical and related costs	$2,753	$819
Accrued compensation and related costs	2,260	1,746
Accrued interest	69	84
Operating lease liability, short-term	459	265
Accrued other	390	266
Accrued expenses and other current liabilities	$5,931	$3,180
6.    Debt
Term Loans
October 2017 Loan Agreement with Silicon Valley Bank
In October 2017, the Company entered into a Loan and Security Agreement (“SVB Loan”) with Silicon Valley Bank (“SVB”), pursuant to which the Company could borrow up to $7.5 million, issuable in three separate tranches (“Growth Capital Advances”) of $3.5 million (“Tranche A”), $2.0 million (“Tranche B”) and $2.0 million (“Tranche C”). In November 2017, the Company drew $3.5 million from Tranche A. Each of the Growth Capital Advances were available upon the achievement of certain clinical and regulatory milestones. Under the terms of the SVB Loan, as amended, the Company was required to make interest-only payments through December 31, 2018, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. The maturity date of the SVB Loan was December 31, 2020.
In connection with the SVB Loan, the Company issued to SVB a warrant to purchase 49,713 shares of Series C-1 at an exercise price of $9.659 per share, which became exercisable for common stock following the Company's initial public offering in October 2018 (the "IPO"). The warrant is immediately exercisable and expires on October 18, 2027.
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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

Upon execution of the 2019 Loan, the Company drew $7.5 million from Tranche 1 and repaid the outstanding principal balance and the accrued portion of the Final Payment of the SVB Loan.

The Company’s obligations under the 2019 Loan are secured by a first-priority security interest in substantially all of the Company’s current and future assets. The Company is also obligated to comply with various other customary covenants, including restrictions on the Company’s ability to encumber its intellectual property assets. The Company was in compliance with all covenants under the 2019 Loan as of December 31, 2020.
The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowing of Tranches 1, 2 and 3. The balance of the Final Payment liability was $0.6 million as of December 31, 2020 and is included in other long-term liabilities on the balance sheet. The debt discount and the Final Payment liability are being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense, including amortization of the debt discount related to the term debt and the Final Payment liability, totaled $1.4 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively.
The following table sets forth by year the Company’s required future principal payments as of December 31, 2020 (in thousands):

Years Ending December 31,
2021	$5,455
2022	5,455
2023	1,363
Thereafter	—
Total principal payments	12,273
Less unamortized loan fees	(145)
Total term loan borrowings	$12,128
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
From the inception of the SFJ Agreement through December 31, 2020, SFJ has provided funding and paid for amounts on the Company's behalf in the aggregate amount of $47.1 million under the SFJ Agreement. In addition, the Company expects that SFJ will fund or reimburse an additional $42.9 million of clinical trial costs and other expenses. SFJ will also provide up to an additional $30.0 million upon the achievement of specified milestones with respect to the Company's clinical development of bentracimab.
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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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
The Company accounts for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. At December 31, 2020, the derivative is presented as a liability in the Company's balance sheet. Any changes in fair value are recorded within the Company's statement of operations. The liability was initially recorded at a value of $2.1 million, which incorporates the $10.0 million upfront payment from SFJ and the issuance of the Company's common stock warrants to SFJ. During the year ended December 31, 2020, SFJ provided additional funding and paid for amounts on the Company's behalf in the aggregate amount of $37.1 million, and the development derivative liability was subsequently remeasured at December 31, 2020, as a Level 3 derivative. The change of fair value resulted in a $12.5 million loss from remeasurement of development derivative liability on the statement of operations for the year ended December 31, 2020.
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
The following table presents activity for the development derivative liability during the year ended December 31, 2020 (in thousands):

Development Derivative Liability
Balance at December 31, 2019	$—
Initial payment, net of common stock warrants	2,075
Funding during the period	37,137
Change in fair value	12,507
Balance at December 31, 2020	$51,719
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
In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to July 31, 2018 and again to September 30, 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. In June 2020, the Company entered into a lease for additional office space in Malvern, Pennsylvania, which expires in September 2023. As of December 31, 2020, the weighted-average remaining lease term for the Company’s leases

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

was 4.6 years, and the weighted-average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 5.8%.
Maturities of operating lease liabilities as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,
2021	$564
2022	555
2023	419
2024	279
2025	283
Thereafter	215
Total future minimum lease payments	2,315
Less: Present value adjustment	(308)
Operating lease liabilities	$2,007
The Company recognizes rent expense for the operating leases on a straight-line basis. Rent expense was $0.6 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.
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
Shelf Registration Statement
In December 2019, the Company filed the 2019 Shelf Registration Statement on Form S-3, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of the Company's common stock that may be issued and sold in “at-the-market” sales under the ATM Program. During the year ended December 31, 2020, the Company sold 561,848 shares of common stock pursuant to the ATM Program for gross proceeds of $2.9 million.
11.    Stock-Based Compensation
Stock Plans
In October 2018, the Company’s board of directors and stockholders adopted and approved the 2018 Equity Incentive Plan (the “2018 Plan”), which is a successor to and continuation of the Amended and Restated 2002 Stock Plan (the "2002 Plan"). No further grants will be made under the 2002 Plan.
Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2018 Plan was 3,231,626 shares. As of December 31, 2020, the Company had 1,012,857 shares available for grant under the 2018 Plan. The number of shares of common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 883,257 shares available for grant to the 2018 Plan effective January 1, 2021.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The following table summarizes stock option activity for the 2002 Plan and 2018 Plan for the year ended December 31, 2020:

	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at Ended December 31, 2018	1,545,403	$2.48	7.6	$1,593,487
Granted	1,260,540	$4.19
Exercised	(143,654)	$1.71
Cancelled or expired	(84,571)	$4.65
Outstanding at December 31, 2019	2,577,718	$3.29	7.9	$7,914,459
Granted	1,227,159	$5.09
Exercised	(51,572)	$1.85
Cancelled or expired	(155,145)	$4.89
Outstanding at December 31, 2020	3,598,160	$3.85	7.5	$1,737,432
Vested and expected to vest at December 31, 2020	3,598,160	$3.85	7.5	$1,737,432
Vested and exercisable at December 31, 2020	1,864,186	$3.26	6.5	$1,559,887
The weighted-average grant date fair value per share of options granted was $3.20 and $2.62 for the years ended December 31, 2020 and 2019, respectively. The aggregate intrinsic value of options exercised was $0.1 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $4.6 million, which is expected to be recognized in expense over a weighted-average period of 2.4 years.
In October 2018, the Company’s board of directors and stockholders approved the ESPP. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success and that of the Company’s affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for United States employees.
Initially, the ESPP authorized the issuance of 196,000 shares of the Company’s common stock under purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. As of December 31, 2020, the Company had 666,584 shares available for issuance under the ESPP. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, beginning on January 1, 2019 through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 490,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Subject to this provision, the Company added 294,419 shares available for issuance to the ESPP effective January 1, 2021.
In March 2020, the Company began allowing eligible employees to participate in the ESPP. Under the ESPP, eligible employees are granted rights to purchase shares of the Company's common stock, which are funded through payroll deductions that cannot exceed 15% of each employee's compensation. The ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of the Company's common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan, and the Company recorded stock-based compensation expense of $0.1 million for the year ended December 31, 2020. As of December 31, 2020, 62,063 shares of common stock had been purchased under the ESPP.
As of December 31, 2020, the total unrecognized compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over a weighted-average period of approximately 1.2 years.
Determining Fair Value of Stock Options

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Certain of these inputs are subjective and generally require judgment to determine.
Expected Term—The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options.
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
Expected Dividend—The Company has not paid and does not intend to pay dividends.
The fair value of each option was estimated on the date of grant using the weighted-average assumptions in the table below:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.37%	2.36%
Expected term (in years)	6.0	5.9
Expected volatility	71%	69%
Expected dividend yield	—	—
Fair value of common stock	$5.09	$4.19
Stock-based compensation expense has been reported in the Company’s statements of operations for the years ended December 31, 2020 and 2019 as follows (in thousands):

	Year Ended December 31,
	2020	2019
General and administrative	$1,594	$1,135
Research and development	643	286
Total stock-based compensation	$2,237	$1,421
12.    License and Other Agreements
MedImmune Limited License Agreement
In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly-owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). The Company made contingent milestone payments of $2.0 million and $1.0 million during the years ended December 31, 2020 and 2019, respectively, and is obligated to make remaining payments totaling up to an aggregate of $15.0 million upon the achievement of clinical development and regulatory milestones. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company incurred no royalty costs in the years ended December 31, 2020 and 2019.
The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of bentracimab and provides MedImmune with the return of rights to bentracimab if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. The Company incurred no third-party product storage costs during the years ended December 31, 2020 and 2019. AstraZeneca is a stockholder of the Company.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

Duke License Agreement
In October 2006, the Company entered into a license agreement with Duke University (“Duke”) (as amended, the “Duke License”). Pursuant to the Duke License, Duke granted to the Company an exclusive, worldwide license under certain patent rights and a non-exclusive license to know-how owned or controlled by Duke to develop and commercialize any products or processes covered under the Duke License (the “Duke licensed products”). The Duke License was amended in February 2016 to allow Duke to use the Company’s technology in the area of small-molecule oncologics. The Duke License is a worldwide, sublicensable agreement and remains in full effect for the life of the last-to-expire patents included in the patent rights, which is estimated to be 2030. The Company is required to apply for, prosecute and maintain all United States and foreign patent rights under the Duke License.
The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of December 31, 2020, the Company was in compliance with its development obligations.
The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through December 31, 2020.
Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance, may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of nonroyalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional nonroyalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $1.0 million. The Company incurred no costs under the Duke License for the year ended December, 31, 2020, and $0.3 million for the year ended December 31, 2019.
Wacker License Agreement
In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries, and to commercialize bentracimab, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company incurred $0.3 million and $0.2 million in costs under the Wacker License Agreement for the years ended December 31, 2020 and 2019, respectively.
Viamet Asset Purchase Agreement
In January 2020, the Company entered into a purchase agreement ("PB6440 Agreement") with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd. (the "Sellers"), pursuant to which the Company acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by the Company under the PB6440 Agreement (together, "Compounds"). Under the terms of the PB6440 Agreement, the Company paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

reductions and offsets in specified circumstances. The Company incurred $0.1 million in costs under the PB6440 Agreement for the year ended December 31, 2020.
13.    Revenue
Grant revenue
In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of pemziviptadil for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the United States government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. As of March 31, 2020, the Company had received all $2.8 million in funding available under the SBIR grant. The Company recognized $0.3 million and $1.8 million under the SBIR grants in the years ended December 31, 2020 and 2019, respectively.
Revenue Under Collaborative Agreement
In April 2019, the Company entered into an agreement with ImmunoForge Co., Ltd. (“ImmunoForge”) for the exclusive, worldwide license of PB1023, a long-acting, recombinant glucagon-like peptide-1 analogue, for the treatment of certain diseases, including conditions related to sarcopenia.
The Company received an upfront payment of $0.2 million upon execution of the contract, $0.1 million for certain scientific consulting services and was entitled to receive $0.3 million within one year of the effective date of the agreement. The Company is eligible to receive milestone-based payments and mid-single digit royalty payments on net sales of licensed products, a percentage of which Duke is entitled to receive pursuant to the Duke License. The Company recognized zero and $0.6 million in revenue related to the ImmunoForge agreement for the years ended December 31, 2020 and 2019, respectively.
14.    Income Taxes
The Company’s loss before income taxes was $98.6 million and $39.2 million for the years ended December 31, 2020 and 2019, respectively and was generated entirely in the United States. The Company did not record current or deferred income tax expense or benefit during the years ended December 31, 2020 and 2019.
A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2020 and 2019, respectively, as follows (in thousands):

	Year Ended December 31,
	2020	2019
Income tax benefit at statutory rate	$(20,699)	$(8,242)
State income tax, net of federal benefit	(6,823)	(3,783)
Permanent items	8	16
Stock-based compensation	215	56
Orphan drug credit	(2,544)	(925)
Research and development credits	(863)	(763)
Uncertain tax positions	785	548
Change in state rate	74	(34)
Change in valuation allowance	28,090	13,179
Other	1,757	(52)
	$—	$—
Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are shown below (in thousands):

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$51,398	$42,872
Research and development and orphan drug credits	8,662	6,212
Accrued expenses	936	519
Intangibles	43	60
Operating lease liabilities	562	545
Derivative liability	16,700	—
Other, net	628	322
Total deferred tax assets	78,929	50,530

Deferred tax liabilities:
Operating lease right-of-use assets	(540)	(527)
Property and equipment, net	(324)	(28)
Total deferred tax liabilities	(864)	(555)

Net deferred tax assets before valuation allowance	78,065	49,975
Valuation allowance	(78,065)	(49,975)
Net deferred tax assets	$—	$—
As of December 31, 2020 and 2019, management assessed the realizability of net deferred tax assets and evaluated the need for a valuation allowance against the net deferred tax assets. This evaluation utilizes the framework contained in ASC 740, Income Taxes, whereby management considers all available positive and negative evidence as of the balance sheet date to determine whether all or some portion of the Company’s net deferred tax assets will be realized. Under this guidance, a valuation allowance must be established for net deferred tax assets when it is more-likely-than-not (a probability level of more than 50%) that the asset will not be realized.
Management followed the guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome” and concluded that the Company’s net deferred tax assets were not realizable as of December 31, 2020 and 2019. Accordingly, a valuation allowance of $78.1 million and $50.0 million has been recorded to offset the net deferred tax assets. The change in valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $28.1 million and an increase of $13.2 million, respectively.
At December 31, 2020, the Company had federal and state net operating loss (“NOL”) carryforwards of $185.1 million, and $167.2 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022, unless previously utilized or limited by other provisions within the tax law. The federal NOL generated post-2017 of $93.6 million may be available to offset up to 80% of future taxable income and may be carried forward indefinitely unless limited by other provisions within the tax law. The state NOLs will begin to expire in 2029, unless previously utilized. The Pennsylvania NOLs of $125.7 million may be used to offset 40% of future taxable income per year.
At December 31, 2020, the Company has federal and state research and development tax credit carryforwards totaling $4.5 million and $0.4 million, respectively. The federal and state research and development tax credit carryforwards will begin to expire in 2028 and 2029, respectively, unless previously utilized. The California research tax credit carryovers do not expire.
At December 31, 2020, the Company also has federal orphan drug credit carryforwards of $6.7 million, which will begin to expire in 2036, unless previously utilized.
Through December 31, 2020, the Company has generated a combination of research and development credits and orphan drug credits. Certain of these credits were derived from tax credit studies to document the qualified activities and certain other credits were not derived from studies. For the credits that were calculated through a study, the IRS, on audit, may disagree

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

with the amount of credits calculated. When studies are ultimately performed for the other credits, they may result in an adjustment to those specific credits.
Under the Internal Revenue Code, the utilization of a corporation’s net operating loss and tax credit carryforwards may be limited following a greater than 50% change in ownership over a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss and tax credit carryforward period. Under these rules, prior ownership changes may have created a limitation in the Company’s ability to use certain tax carryforwards on a yearly basis. Additionally, certain state operating losses may also be similarly limited.
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
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. Tax years 2017 and forward remain open for examination for federal tax purposes and tax years 2017 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2020 will remain subject to examination until the respective tax year is closed.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31
	2020	2019
Gross unrecognized tax benefits at the beginning of the year	$2,560	$1,809
Increases related to current year positions	871	645
Increases related to prior year positions	—	106
Decreases related to prior year positions	(86)	—
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	$3,345	$2,560
Due to the Company's valuation allowance, none of the unrecognized tax benefits, if recognized, would affect the Company's effective tax rate.
As of December 31, 2020, and 2019, the Company had unrecognized tax benefits of $3.3 million and $2.6 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2020 and 2019, the Company did not accrue any interest and penalties on uncertain tax positions. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.
On March 27, 2020, the Unites States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company's financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company doesn't believe that the CARES Act will have a material impact on its financial position, results of operations, or cash flows.
15.    Employee Retirement Plan
The Company has an employee retirement plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of this plan. The Company is not required to make matching contributions under the plan; however, in 2019, the Company began making matching contributions. The Company voluntarily contributed $0.2 million and $0.1 million to the plan for the years ended December 31, 2020 and 2019, respectively.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

16.    Related Party Transactions
As described above in Note 12, the Company is party to the MedImmune License. AstraZeneca, the parent company of MedImmune, is a related party of the Company.
17.    Subsequent Events
In March 2021, the Company entered into a supply agreement (the "BioVectra Agreement") with BioVectra Inc. ("BioVectra") for the manufacture and supply by BioVectra of bulk drug substance for bentracimab, for commercial distribution following regulatory approval, if obtained. Under the terms of the BioVectra Agreement, BioVectra has committed to maintaining capacity to manufacture an agreed number of batches of product each year, and the Company has committed to purchase a specified minimum number of batches of product per year (the "Minimum Annual Commitment"), although the Company is free to contract with third parties for the manufacture of bentracimab.
The Company will pay a supply price per batch of product to be determined after the manufacturing process for the product is validated in accordance with the BioVectra Agreement, plus the cost of certain consumables, raw materials, and third-party testing. The parties have agreed that the initial supply price of product will be within a specified percentage of the estimated supply price set forth in the BioVectra Agreement and will remain firm through the second anniversary of validation. Thereafter, on an annual basis following the second anniversary of validation, either party may propose adjustments to the supply price for increases or decreases based on a specified inflation rate, subject to a maximum inflation adjustment per year, and BioVectra may propose adjusting the supply price beyond that inflation rate if it can document extraordinary increases or decreases in costs, subject to a specified maximum percentage increase or decrease per year.
Pursuant to the Minimum Annual Commitments, the Company is obligated to purchase a minimum of (i) approximately $14.0 million of batches of product in years 2022 through 2023, (ii) approximately $37.0 million of batches of product in 2024, and (iii) approximately $48.0 million of batches of product in each of years 2025 through 2031. In the event the Company does not purchase the applicable Minimum Annual Commitment in a given year, the Company will be obligated to make a payment to BioVectra in an amount equal to the then-applicable supply price per batch multiplied by the difference between the Minimum Annual Commitment for such year and the number of batches of product the Company actually purchased in such year (the “Minimum Shortfall Payment”), except in the event that BioVectra was unable to deliver the number of batches ordered by the Company in such year. In the event of certain serious or extended failures by BioVectra to supply product in the quantities ordered by the Company in a given year, the Company’s Minimum Annual Commitment for such year (and potentially one or more subsequent years) will be subject to reduction, and the Company’s obligation to make a Minimum Shortfall Payment for such year (and potentially one or more subsequent years) will be waived. The Company will have the right to reduce the Minimum Annual Commitments for the year 2026 and subsequent years by up to a specified maximum percentage per year. Further, if the Company is only able to obtain regulatory approval for products incorporating bentracimab in only one of the U.S. or Europe, BioVectra and the Company have agreed to discuss in good faith an amendment to the Agreement to reflect decreased requirements for product and impacts to the supply price to reflect lower volume commitments.
The initial term of the BioVectra Agreement commences on the effective date of the BioVectra Agreement and continues until the tenth anniversary of validation. The term of the BioVectra Agreement may be extended for additional one-year periods upon mutual agreement of the parties. Either party may terminate the BioVectra Agreement in the event of an uncured material breach by the other party or upon the occurrence of certain events of insolvency of the other party. The Company may terminate the BioVectra Agreement (i) in the event of certain regulatory compliance failures by BioVectra or any person employed or retained by it to perform services under the BioVectra Agreement, or (ii) subject to payment of a termination fee to BioVectra (the amount of which decreases over the term of the BioVectra Agreement from an initial maximum in the mid-teens of millions of dollars to zero), in the event the Company decides that it will not, or is unable to, pursue regulatory approval or commercialization of products incorporating bentracimab or in the event of termination of the Company’s license to bentracimab from MedImmune Limited. The Company may also terminate the BioVectra Agreement without cause and without payment of a termination fee upon 24 months’ notice following the fifth anniversary of regulatory approval of a product incorporating bentracimab by either the FDA or EMA.

(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes to the financial statements.
(a)(3) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018

3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018

4.1	Form of Warrant to Purchase Shares of Series B Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. on December 22, 2009.	S-1	333-227474	4.2	September 21, 2018

4.2	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018

4.3	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018

4.4	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.	10-K	001-38697	4.4	March 26, 2019

4.5	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.	10-K	001-38697	4.5	March 26, 2019

4.6	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on July 26, 2019.	10-Q	001-38697	4.6	August 14, 2019

4.7	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on July 26, 2019.	10-Q	001-38697	4.7	August 14, 2019

82

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
4.8	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 2, 2019.	10-Q	001-38697	4.8	November 14, 2019

4.9	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on October 2, 2019.	10-Q	001-38697	4.9	November 14, 2019

4.10	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to SFJ Pharmaceuticals X, Ltd. on January 9, 2020	10-K	001-38697	4.10	March 30, 2020

4.11	Description of PhaseBio Pharmaceuticals, Inc. Common Stock	10-K	001-38697	4.11	March 30, 2020

10.1+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Agreement and Restricted Stock Unit Grant Notice and Agreement thereunder.	S-8	333-227935	10.2	October 22, 2018

10.2+	2018 Employee Stock Purchase Plan.	S-8	333-227935	10.3	October 22, 2018

10.3#	Non-Employee Director Compensation Policy, as amended.

10.4+	Form of Indemnification Agreement by and between PhaseBio Pharmaceuticals, Inc. and each of its directors and executive officers.	S-1/A	333-227474	10.5	October 5, 2018

10.5+	Severance Benefit Plan and Form of Participation Agreement.	S-1/A	333-227474	10.6.1	October 5, 2018

10.6+	Amended and Restated 2002 Stock Plan and Form of Option Agreement and Exercise Notice thereunder, as amended to date.	S-1	333-227474	10.1	September 21, 2018

10.7+	Offer Letter, dated as of November 19, 2012, by and between PhaseBio Pharmaceuticals, Inc. and Jonathan P. Mow, as amended to date.	S-1	333-227474	10.7	September 21, 2018

10.8+	Offer Letter, dated as of March 13, 2016, by and between PhaseBio Pharmaceuticals, Inc. and John Sharp.	S-1	333-227474	10.8	September 21, 2018

10.9+	Offer Letter, dated as of November 19, 2012, by and between PhaseBio Pharmaceuticals, Inc. and John Lee, M.D., Ph.D.	S-1	333-227474	10.9	September 21, 2018

83

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.10†	License Agreement, dated as of October 18, 2017 and as amended to date, by and between Phase Bioscience, Inc. (predecessor to PhaseBio Pharmaceuticals, Inc.) and Duke University	S-1	333-227474	10.10	September 21, 2018

10.11††	Eighth Amendment to License Agreement, dated as of March 5, 2019, by and between PhaseBio Pharmaceuticals, Inc. and Duke University.	8-K	001-38697	10.1	April 9, 2019

10.12†	License Agreement, dated as of November 21, 2017, by and between PhaseBio Pharmaceuticals, Inc. and MedImmune Limited.	S-1	333-227474	10.11	September 21, 2018

10.13	Amendment to License Agreement, dated January 9, 2020, by and between PhaseBio Pharmaceuticals, Inc. and MedImmune Limited	10-K	001-38697	10.13	March 30, 2020

10.14	Loan and Security Agreement, dated as of October 18, 2017 and as amended to date, by and between PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank.	S-1	333-227474	10.12	September 21, 2018

10.15	Loan and Security Agreement, dated as of March 25, 2019, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.	10-K	001-38697	10.13	March 26, 2019

10.16	Consent and First Amendment to Loan and Security Agreement, dated as of March 19, 2020, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.	10-K	001-38697	10.16	March 30, 2020

10.17	Subordination Agreement, dated as of March 19, 2020, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and SFJ Pharmaceuticals X, Ltd.	10-K	001-38697	10.17	March 30, 2020

10.18††	Intellectual Property Security Agreement, dated as of March 19, 2020, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.	10-K	001-38697	10.18	March 30, 2020

10.19††	Master Services Agreement, dated as of November 14, 2018, by and between PhaseBio Pharmaceuticals, Inc. and BioVectra Inc.	10-K	001-38697	10.14	March 26, 2019

84

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.20	Lease Agreement, dated as of January 15, 2010 and as amended to date, by and between PhaseBio Pharmaceuticals, Inc. and Liberty Property Limited Partnership.	S-1	333-227474	10.13	September 21, 2018

10.21††	Co-Development Agreement, dated January 9, 2020, by and between PhaseBio Pharmaceuticals, Inc. and SFJ Pharmaceuticals X, Ltd.	10-K	001-38697	10.21	March 30, 2020

10.22††	Form of Program Transfer Agreement by and between PhaseBio Pharmaceuticals Inc. and SFJ Pharmaceuticals X. Ltd.	10-K	001-38697	10.22	March 30, 2020

10.23††	Asset Purchase Agreement, dated January 13, 2020, by and between PhaseBio Pharmaceuticals, Inc., Viamet Pharmaceuticals Holdings, LLC and Selenity Therapeutics (Bermuda), Ltd.	10-K	001-38697	10.23	March 30, 2020

23.1#	Consent of KPMG LLP

24.1#	Power of Attorney (included on signature page)

31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

85

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.
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
86

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASEBIO PHARMACEUTICALS INC.

March 15, 2021	By:	/s/ John P. Sharp
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

Signature	Title	Date

/s/ Jonathan P. Mow	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2021
Jonathan P. Mow

/s/ John P. Sharp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2021
John P. Sharp

/s/ Clay B. Thorp	Chairman of the Board of Directors	March 15, 2021
Clay B. Thorp

/s/ Edmund P. Harrigan, M.D.	Director	March 15, 2021
Edmund P. Harrigan, M.D.

/s/ Nancy J. Hutson, Ph.D.	Director	March 15, 2021
Nancy J. Hutson, Ph.D.

/s/ Peter Justin Klein, M.D., J.D.	Director	March 15, 2021
Peter Justin Klein, M.D., J.D.

/s/ Caroline M. Loewy	Director	March 15, 2021
Caroline M. Loewy

/s/ Alex C. Sapir	Director	March 15, 2021
Alex C. Sapir

/s/ Richard A. van den Broek	Director	March 15, 2021
Richard A. van den Broek
87