Form 10-Q
period 2021-03-31
PhaseBio Pharmaceuticals Inc
filed 2021-05-13
CIK 1169245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Common Stock	Outstanding Shares as of May 10, 2021
Common Stock, $0.001 par value	47,952,033

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
PHASEBIO PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$76,963	$28,122
Prepaid expenses and other assets	11,194	12,027
Total current assets	88,157	40,149
Property and equipment, net	10,792	8,224
Operating lease right-of-use assets	1,815	1,927
Other assets	57	57
Total assets	$100,821	$50,357
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current portion of long-term debt	$5,370	$5,355
Accounts payable	5,898	3,674
Accrued expenses and other current liabilities	5,400	5,931
Total current liabilities	16,668	14,960
Long-term debt, net	5,425	6,773
Operating lease liabilities, net	1,428	1,548
Development derivative liability	68,260	51,719
Other long-term liabilities	629	559
Total liabilities	92,410	75,559
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 47,982,000 shares issued and 47,952,033 shares outstanding at March 31, 2021; 29,471,854 shares issued and 29,441,887 shares outstanding at December 31, 2020	48	29
Treasury stock, at cost, 29,967 shares as of March 31, 2021 and December 31, 2020	(24)	(24)
Additional paid-in capital	296,468	235,516
Accumulated deficit	(288,081)	(260,723)
Total stockholders’ equity (deficit)	8,411	(25,202)
Total liabilities and stockholders' equity (deficit)	$100,821	$50,357

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Grant revenue	$—	$320
Operating expenses:
Research and development	22,320	11,449
General and administrative	3,327	3,159
Total operating expenses	25,647	14,608
Loss from operations	(25,647)	(14,288)
Other income (expense):
Loss from remeasurement of development derivative liability	(1,426)	(454)
Interest income	2	211
Interest expense	(285)	(378)
Foreign exchange (loss) gain	(2)	4
Total other expense	(1,711)	(617)
Net loss	$(27,358)	$(14,905)
Net loss per common share, basic and diluted	$(0.87)	$(0.52)
Weighted average common shares outstanding, basic and diluted	31,282,662	28,773,274

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	29,471,854	$29	(29,967)	$(24)	$235,516	$(260,723)	$(25,202)
Issuance of common stock in public offering, net	18,400,000	19	—	—	60,065	—	60,084
Exercises of stock options	110,146	—	—	—	217	—	217
Stock-based compensation	—	—	—	—	670	—	670
Net loss	—	—	—	—	—	(27,358)	(27,358)
Balance at March 31, 2021	47,982,000	$48	(29,967)	$(24)	$296,468	$(288,081)	$8,411

Balance at December 31, 2019	28,796,371	$29	(29,967)	$(24)	$222,131	$(162,158)	$59,978
Issuance of common stock warrants	—	—	—	—	7,925	—	7,925
Exercise of stock options	14,236	—	—	—	17	—	17
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(14,905)	(14,905)
Balance at March 31, 2020	28,810,607	$29	(29,967)	$(24)	$230,544	$(177,063)	$53,486

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(27,358)	$(14,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	474	54
Stock-based compensation	670	471
Loss from remeasurement of development derivative liability	1,426	454
Non-cash interest expense	93	132
Non-cash research and development expense	11,798	557
Other non-cash transactions	—	100
Changes in operating assets and liabilities:
Other receivables	—	337
Prepaid expenses and other assets	965	(9,602)
Accounts payable	2,199	(712)
Accrued expenses and other current liabilities	(467)	(713)
Net cash used in operating activities	(10,200)	(23,827)
Investing activities
Purchases of property and equipment	(133)	(558)
Acquisition of intellectual property rights	—	(100)
Net cash used in investing activities	(133)	(658)
Financing activities
Proceeds from development derivative liability	—	10,000
Proceeds from issuance of common stock in public offering, net	60,536	—
Payments of deferred stock offering costs	—	(116)
Proceeds from exercise of stock options	2	17
Repayments of long-term debt	(1,364)	—
Net cash provided by financing activities	59,174	9,901
Net increase (decrease) in cash and cash equivalents	48,841	(14,584)
Cash and cash equivalents at the beginning of the period	28,122	74,025
Cash and cash equivalents at the end of the period	$76,963	$59,441
Supplemental disclosure for cash flow
Cash paid for interest	$192	$246
Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in conjunction with development derivative liability	$—	$7,925
Stock offering costs included in accounts payable and accrued expenses	$370	$45
Purchases of property and equipment by incurring development derivative liability	$3,317	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$969	$1,031

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
Liquidity
The Company has experienced net losses and negative cash flows from operations and, as of March 31, 2021, had an accumulated deficit of $288.1 million. The Company expects to continue to incur net losses for at least the next several years. As of March 31, 2021, the Company had cash and cash equivalents of $77.0 million and working capital of $71.5 million. In January 2020, the Company entered into a co-development agreement ("SFJ Agreement") with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company ("SFJ"), pursuant to which SFJ provides funding and operational support for the clinical development of bentracimab. Management believes that its existing cash and cash equivalents as of March 31, 2021, in addition to the $27.7 million in clinical trial costs and other expenses that the Company expects SFJ will fund or reimburse pursuant to the SFJ Agreement, will be sufficient to fund operating expenses and capital requirements into the second half of 2022.
The Company plans to address its future liquidity needs through the pursuit of additional funding through a combination of equity or debt financings, or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, there is no assurance that these funding efforts will be successful. The Company currently has an effective shelf registration statement on Form S-3 ("2019 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"), which expires in January 2023. The 2019 Shelf Registration Statement currently permits the offering, issuance and sale by the Company of up to an aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, of which $60.0 million may be offered, issued and sold in "at-the-market" sales pursuant to an equity distribution agreement with Citigroup Global Markets Inc. and William Blair & Company, L.L.C. (the "ATM Program"). As of March 31, 2021, the Company has sold 561,848 shares of common stock pursuant to the ATM Program for net proceeds of $2.9 million. During the three months ended March 31, 2021, the Company sold 18,400,000 shares of common stock in an underwritten offering pursuant to the 2019 Shelf Registration Statement for net proceeds of $60.1 million, after deducting underwriting discounts and commissions and other offering costs. As of March 31, 2021, the Company had $132.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.0 million may be sold under the ATM Program.
The Company is continuing to assess the effect that the COVID-19 pandemic may have on its business and operations. The extent to which COVID-19 may impact the Company's business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic distribution of the disease over time, the efficacy, availability and pace of administration of vaccines and antiviral agents against the disease, the continued duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the continued duration of, COVID-19 may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing the Company's ability to access capital, which could in the future negatively affect its liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company's business and the value of its common stock.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed financial statements have been made. Although these interim condensed financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim condensed financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021, wherein a more complete discussion of significant accounting policies and certain other information can be found.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Leases
At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of March 31, 2021 or December 31, 2020.
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
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in either the three months ended March 31, 2021 or the year ended December 31, 2020.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based compensation based on the estimated fair value at the date of grant. Currently, the Company’s stock-based awards consist only of stock options; however, future grants under the Company’s equity compensation plan may also consist of shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units. The Company also maintains the 2018 Employee Stock Purchase Plan ("ESPP") under which it may issue shares of common stock. The Company estimates the fair value of stock options and shares that will be issued under the ESPP using the Black-Scholes option-pricing model, which requires the use of estimates. The Company recognizes stock-based compensation cost for ratably vesting stock options and for shares that it will issue under the ESPP on a straight-line basis over the requisite service period of the award and records forfeitures in the period in which they occur.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include outstanding options under the Company's stock option plan, warrants issued from time to time and shares of common stock to be potentially issued under the ESPP, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.
The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of March 31,
	2021	2020
Common stock options	4,195,852	3,623,910
Warrants to purchase common stock	2,349,595	2,349,595
Employee stock purchase plan	562,393	—
Total	7,107,840	5,973,505
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard became effective for the Company in the first quarter of 2021. Adoption of this new standard did not have a material impact on the Company's condensed financial statements and related disclosures.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Total	Fair Value Measurements at Reporting Date
		Level 1	Level 2	Level 3
As of March 31, 2021:
Assets
Cash equivalents	$76,730	$76,730	$—	$—
Liabilities
Development derivative liability (Note 7)	$68,260	$—	$—	$68,260
As of December 31, 2020:
Assets
Cash equivalents	$27,872	$27,872	$—	$—
Liabilities
Development derivative liability (Note 7)	$51,719	$—	$—	$51,719

4.    Property and Equipment
The following table presents the composition of property and equipment, net as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021	As of December 31, 2020
Lab equipment	$11,835	$8,994
Computer hardware, software and telephone	140	140
Furniture and fixtures	107	107
Leasehold improvements	67	67
Construction in progress	1,243	1,042
	13,392	10,350
Less accumulated depreciation	(2,600)	(2,126)
Property and equipment, net	$10,792	$8,224

Depreciation expense was $0.5 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
5.    Accrued Expenses and Other Current Liabilities
The following table presents the composition of accrued expenses and other current liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	As of March 31, 2021	As of December 31, 2020
Accrued clinical and related costs	$2,967	$2,753
Accrued compensation and related costs	1,223	2,260
Accrued interest	61	69
Operating lease liability, short-term	468	459
Accrued other	681	390
Accrued expenses and other current liabilities	$5,400	$5,931
6.    Debt
March 2019 Loan Agreement with Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.
In March 2019, the Company entered into a loan (the "2019 Loan") with SVB and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”), pursuant to which the Company could borrow up to $15.0 million, issuable in three separate tranches (“Advances”), of $7.5 million (“Tranche 1”), which was issued upon execution of the 2019 Loan, $2.5 million, which was issued in May 2019 (“Tranche 2”) and $5.0 million, which was issued in October 2019 (“Tranche 3”), which the Company was required to draw upon the achievement of certain regulatory milestones (the “Tranche 3 Milestones”).
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
The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowings of Tranches 1, 2 and 3. The balance of the Final Payment liability was $0.6 million as of March 31, 2021 and is included in other long-term liabilities on the condensed balance sheet. The debt discount and Final Payment liability are being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense, including amortization of the debt discount related to the term debt and the Final Payment liability, totaled $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
The following table sets forth by year the Company’s required future principal payments as of March 31, 2021 (in thousands):

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

Years Ending December 31,
2021 (remaining nine months)	$4,091
2022	5,455
2023	1,363
Thereafter	—
Total principal payments	10,909
Less unamortized loan fees	(114)
Total term loan borrowings	$10,795
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
From the inception of the SFJ Agreement through March 31, 2021, SFJ has provided funding and paid for amounts on the Company's behalf in the aggregate amount of $62.3 million under the SFJ Agreement. In addition, the Company expects that SFJ will fund or reimburse an additional $27.7 million of clinical trial costs and other expenses. SFJ will also provide up to an additional $30.0 million upon the achievement of specified milestones with respect to the Company's clinical development of bentracimab.
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
Upon execution of the SFJ Agreement, the Company issued to SFJ 2,200,000 common stock warrants at an exercise price of $6.50 per share and a contractual term of ten years. The warrants were issued in two tranches: Tranche A and Tranche B. Tranche A represents 1,100,000 warrants that are immediately exercisable by SFJ. Tranche B represents 1,100,000 warrants that are exercisable at the earlier of (i) the achievement of certain development milestones or (ii) the consummation of an Acquisition, as defined in the SFJ Agreement. The warrants are equity-classified and were valued at $7.9 million at issuance using a probability adjusted Black-Scholes valuation technique.
The Company accounts for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. At March 31, 2021, the derivative is presented as a liability in the Company's condensed balance sheet. Any changes in fair value are recorded within the Company's condensed statements of operations. The liability was initially recorded at a value of $2.1 million, which incorporates the $10.0 million upfront payment from SFJ and the issuance of the Company's

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
common stock warrants to SFJ. During the three months ended March 31, 2021, SFJ provided additional funding and paid for amounts on the Company's behalf in the aggregate amount of $15.1 million, and the development derivative liability was subsequently remeasured at March 31, 2021, as a Level 3 derivative. The change of fair value during the three months ended March 31, 2021 and 2020 resulted in a loss from remeasurement of development derivative liability of $1.4 million and $0.5 million, respectively.
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
The following table presents activity for the development derivative liability during the three months ended March 31, 2021 (in thousands):

Development Derivative Liability
Balance at December 31, 2020	$51,719
Funding during the period	15,115
Change in fair value	1,426
Balance at March 31, 2021	$68,260
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
In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to July 2018 and again to September 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. In June 2020, the Company entered into a lease for additional office space in Malvern, Pennsylvania, which expires in September 2023. As of March 31, 2021, the weighted average remaining lease term for the Company’s leases was 4.4 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 5.8%.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Maturities of operating lease liabilities as of March 31, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (remaining nine months)	$424
2022	555
2023	419
2024	279
2025	283
Thereafter	215
Total future minimum lease payments	2,175
Less: Present value adjustment	(279)
Operating lease liabilities	$1,896

The Company recognizes rent expense for the operating leases on a straight-line basis. Rent expense was $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
10.    Stockholders’ Equity
Shelf Registration Statement
In December 2019, the Company filed the 2019 Shelf Registration Statement on Form S-3, which became effective in January 2020. The 2019 Shelf Registration Statement, which expires in January 2023, permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of the Company's common stock that may be issued and sold in "at-the-market" sales under the ATM Program. As of March 31, 2021, the Company had $132.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.0 million may be sold under the ATM Program.
Shares Sold Under the ATM Program
As of March 31, 2021, the Company has sold 561,848 shares of common stock pursuant to the ATM Program for gross proceeds of $2.9 million.
March 2021 Offering
In March 2021, pursuant to the 2019 Shelf Registration Statement, the Company completed an underwritten public offering of its common stock, which resulted in the issuance and sale of an aggregate of 18,400,000 shares of common stock at a public offering price of $3.50 per share, generating net proceeds of $60.1 million, after deducting underwriting discounts and commissions and other offering costs.
11.    Stock-Based Compensation
Stock-based compensation expense has been reported in the Company’s condensed statements of operations for the three months ended March 31, 2021 and 2020 as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
General and administrative	$475	$340
Research and development	195	131
Total stock-based compensation	$670	$471

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

As of March 31, 2021, the total unrecognized compensation expense related to unvested employee and non-employee stock options was $5.9 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.6 years.
In October 2018, the Company's board of directors and stockholders approved the ESPP, which became effective on October 17, 2018. The ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code.
Under the ESPP, eligible employees are granted rights to purchase shares of common stock, which are funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan, and the Company recorded stock-based compensation expense of $0.1 million and zero for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, 62,063 shares of common stock had been issued under the ESPP.
As of March 31, 2021, the total unrecognized compensation expense related to the ESPP was $0.5 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
12.    License and Other Agreements
MedImmune Limited License Agreement
In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly-owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). The Company has made contingent milestone payments of $3.0 million and is obligated to make remaining contingent milestone payments totaling up to an aggregate of $15.0 million upon the achievement of clinical development and regulatory milestones. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company incurred no royalty costs under the MedImmune License in the three months ended March 31, 2021 and 2020.
The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of bentracimab and provides MedImmune with the return of rights to bentracimab if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. The Company incurred no third-party product storage costs in the three months ended March 31, 2021 and 2020. AstraZeneca is a stockholder of the Company.
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
The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of March 31, 2021, the Company was in compliance with its development obligations.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through March 31, 2021.
Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional non-royalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $1.0 million. The Company incurred no costs under the Duke License in the three months ended March 31, 2021 and 2020.
Wacker License Agreement
In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries, and to commercialize bentracimab, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company incurred $0.1 million under the Wacker License Agreement for the three months ended March 31, 2021 and 2020.
Viamet Asset Purchase Agreement
In January 2020, the Company entered into a purchase agreement ("PB6440 Agreement") with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd. (the "Sellers"), pursuant to which the Company acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by the Company under the PB6440 Agreement (together, "Compounds"). Under the terms of the PB6440 Agreement, the Company paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. The Company incurred zero and $0.1 million in costs under the PB6440 Agreement for the three months ended March 31, 2021 and 2020, respectively.
BioVectra Supply Agreement
In March 2021, the Company entered into a supply agreement, ("BioVectra Agreement"), with BioVectra Inc. ("BioVectra") for the manufacture and supply by BioVectra of bulk drug substance for bentracimab for commercial distribution following regulatory approval, if obtained. Under the terms of the BioVectra Agreement, BioVectra has committed to maintaining capacity to manufacture an agreed number of batches of product each year, and the Company has committed to purchase a specified minimum number of batches of product per year (the "Minimum Annual Commitment"), although it is free to contract with third parties for the manufacture of bentracimab. The Company will pay a supply price per batch of bentracimab to be determined after the manufacturing process for the bentracimab is validated in accordance with the BioVectra Agreement, plus the cost of certain consumables, raw materials, and third-party testing.
Pursuant to the Minimum Annual Commitments, the Company is obligated to purchase a minimum of (i) approximately $14.0 million of batches of bentracimab in years 2022 through 2023, (ii) approximately $37.0 million of batches of

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
bentracimab in 2024, and (iii) approximately $48.0 million of batches of bentracimab in each of years 2025 through 2031. In the event the Company does not purchase the applicable Minimum Annual Commitment in a given year, it will be obligated to make a payment to BioVectra in an amount equal to the then-applicable supply price per batch multiplied by the difference between the Minimum Annual Commitment for such year and the number of batches of product it actually purchased in such year, except in the event that BioVectra was unable to deliver the number of batches ordered by the Company in such year. The Company will have the right to reduce the Minimum Annual Commitments for the year 2026 and subsequent years by up to a specified maximum percentage per year. Further, if the Company is only able to obtain regulatory approval for products incorporating bentracimab in only one of the United States or Europe, BioVectra and the Company have agreed to discuss in good faith an amendment to the BioVectra Agreement to reflect decreased requirements for product and impacts to the supply price to reflect lower volume commitments.
13.    Revenue
Grant revenue
In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of pemziviptadil for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the United States government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. As of March 31, 2020, the Company had received all $2.8 million in funding available under the SBIR grant. The Company recognized zero and $0.3 million of revenue under the SBIR grants in the three months ended March 31, 2021 and 2020, respectively.
14.    Related Party Transactions
As described above in Note 12, the Company is party to the MedImmune License. AstraZeneca, the parent company of MedImmune, is a related party of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the periods ended December 31, 2020 and 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to PhaseBio Pharmaceuticals, Inc.
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
With respect to our pemziviptadil program, we are currently dosing patients in a randomized, double-blinded, controlled Phase 2b clinical trial in which we plan to enroll approximately 60 PAH patients to assess the safety, tolerability and efficacy of pemziviptadil. We currently expect to report the top-line results of this trial in the first half of 2022, instead of the second half of 2021, due to supply chain delays and impacts of the COVID-19 pandemic, both of which affected projected patient enrollment.
We currently plan to initiate nonclinical Investigational New Drug Application, or IND, -enabling studies for PB6440 in 2021, which are expected to be followed by an IND filing in 2022, although those timelines could be impacted by the continued scope and duration of the COVID-19 pandemic.
Since our inception in 2002, our operations have focused on developing our clinical and preclinical product candidates and our proprietary ELP technology, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials and preclinical studies. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since inception, we have financed our operations primarily through the sale of equity and debt securities, our term loans with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver, and funds we have received under the SFJ Agreement.
In January 2020, we entered into the SFJ Agreement pursuant to which SFJ has agreed to provide us up to $120.0 million of funding to support the clinical development of bentracimab. As of March 31, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $62.3 million under the SFJ Agreement. In addition, we expect that SFJ will fund or reimburse an additional $27.7 million of clinical trial costs and other expenses. SFJ will also provide up to an additional $30.0 million of funding upon the achievement of specified clinical development milestones with respect to our ongoing REVERSE-IT trial of bentracimab. In addition, in March 2021, we received $60.1 million in net proceeds from an underwritten public offering of our common stock.
Since our inception, we have incurred significant operating losses. Our net loss was $27.4 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $288.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expense to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our later-stage clinical trials for bentracimab and pemziviptadil, develop PB6440, conduct other preclinical studies and clinical trials, prepare regulatory filings and, if we receive regulatory approval for one or more product candidates, prepare for commercialization efforts.
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
License, Co-Development and Other Agreements

MedImmune Limited License Agreement
In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or MedImmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $3.0 million of which had been incurred as of March 31, 2021; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. From the inception of the MedImmune License through March 31, 2021, we have incurred costs of $3.6 million under the MedImmune License.
Co-Development Agreement with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ provides us funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In March 2020, we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of bentracimab. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. From the inception of the SFJ Agreement through March 31, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $62.3 million. In addition, we expect that SFJ will fund or reimburse an additional $27.7 million of clinical trial costs and other expenses pursuant to the SFJ Agreement. SFJ will also provide up to an additional $30.0 million of funding upon the achievement of specified milestones with respect to our clinical development of bentracimab. During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operational support in the European Union.
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
Duke License Agreement
In October 2006, we entered into an exclusive license agreement with Duke University, or Duke, which was most recently amended in April 2019, or the Duke License. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products covered by the Duke License, or Duke licensed products, relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional non-royalty payments we receive, subject to certain conditions. From the inception of the Duke License through March 31, 2021, we have incurred royalty costs of $0.3 million under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries and to commercialize bentracimab, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. From the inception of the Wacker License Agreement through March 31, 2021, we have incurred $0.6 million in costs under the Wacker License Agreement.
Viamet Asset Purchase Agreement
In January 2020, we entered into a purchase agreement, or the PB6440 Agreement, with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, Compounds. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. From the inception of the PB6440 Agreement through March 31, 2021, we have incurred $0.1 million in costs under the PB6440 Agreement.
BioVectra Supply Agreement
In March 2021, we entered into a supply agreement, or the BioVectra Agreement, with BioVectra Inc., or BioVectra, for the manufacture and supply by BioVectra of bulk drug substance for bentracimab for commercial distribution following regulatory approval, if obtained. Under the terms of the BioVectra Agreement, BioVectra has committed to maintaining capacity to manufacture an agreed number of batches of product each year, and we have committed to purchase a specified minimum number of batches of product per year, or the Minimum Annual Commitment, although we are free to contract with third parties for the manufacture of bentracimab. We will pay a supply price per batch of bentracimab to be determined after the manufacturing process for the bentracimab is validated in accordance with the BioVectra Agreement, plus the cost of certain consumables, raw materials, and third-party testing.
Pursuant to the Minimum Annual Commitments, we are obligated to purchase a minimum of (i) approximately $14.0 million of batches of bentracimab in years 2022 through 2023, (ii) approximately $37.0 million of batches of bentracimab in 2024, and (iii) approximately $48.0 million of batches of bentracimab in each of years 2025 through 2031. In the event we do not purchase the applicable Minimum Annual Commitment in a given year, we will be obligated to make a payment to BioVectra in an amount equal to the then-applicable supply price per batch multiplied by the difference between the Minimum Annual Commitment for such year and the number of batches of bentracimab we actually purchased in such year, except in the event that BioVectra was unable to deliver the number of batches ordered by us in such year. We will have the right to reduce the Minimum Annual Commitments for the year 2026 and subsequent years by up to a specified maximum percentage per year. Further, if we are only able to obtain regulatory approval for products incorporating bentracimab in only one of the U.S. or Europe, BioVectra and we have agreed to discuss in good faith an amendment to the BioVectra Agreement to reflect decreased requirements for bentracimab and impacts to the supply price to reflect lower volume commitments.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Change
	2021	2020
Grant revenue	$—	$320	$(320)
Operating expenses:
Research and development	22,320	11,449	10,871
General and administrative	3,327	3,159	168
Total operating expenses	25,647	14,608	11,039
Loss from operations	(25,647)	(14,288)	(11,359)
Other income (expense):
Loss from remeasurement of development derivative liability	(1,426)	(454)	(972)
Interest income	2	211	(209)
Interest expense	(285)	(378)	93
Foreign exchange gain (loss)	(2)	4	(6)
Total other expense	(1,711)	(617)	(1,094)
Net loss	$(27,358)	$(14,905)	$(12,453)
Grant Revenue
Grant revenue was zero for the three months ended March 31, 2021, compared to $0.3 million for the three months ended March 31, 2020. We did not incur any costs that qualified for grant reimbursement under our government grants during the three months ended March 31, 2021. As of March 31, 2020, we had received all $2.8 million in funding available under the Small Business Innovation Research grants we received from the National Institutes of Health to support the clinical development of pemziviptadil for the treatment of PAH.
Research and Development Expense
Research and development expense was $22.3 million for the three months ended March 31, 2021, compared to $11.4 million for the three months ended March 31, 2020. The increase of $10.9 million was primarily attributable to increased drug manufacturing and clinical development activities related to bentracimab and pemziviptadil, personnel costs due to additional headcount and costs associated with our general research and development efforts.
The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Change
	2021	2020
Preclinical and clinical development	$19,291	$9,178	$10,113
Compensation and related benefits	1,817	1,587	230
Stock-based compensation	195	131	64
Facilities expense	368	265	103
Other	649	288	361
Total research and development expenses	$22,320	$11,449	$10,871

We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Change
	2021	2020
External research and development expense by program:
Bentracimab	$16,837	$6,868	$9,969
Pemziviptadil	2,201	1,726	475
Unallocated research and development expense:
Compensation and stock-based compensation	2,012	1,718	294
Other research and development	1,270	1,137	133
Total research and development expenses	$22,320	$11,449	$10,871
General and Administrative Expense
General and administrative expense was $3.3 million for the three months ended March 31, 2021, compared to $3.2 million for the three months ended March 31, 2020. The increase of $0.2 million was primarily attributable to increases in professional services related to consulting services, insurance costs and personnel expense due to additional headcount.
Loss From Remeasurement of Derivative Liability
Loss from remeasurement of derivative liability was $1.4 million for the three months ended March 31, 2021, compared to $0.5 million for the three months ended March 31, 2020. The liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The liability is remeasured at the end of each quarter as a Level 3 derivative.
Interest Income
Interest income was $2,000 for the three months ended March 31, 2021, compared to $0.2 million for the three months ended March 31, 2020. The decrease of $0.2 million was attributable to lower balances of cash and cash equivalents and lower interest rates during 2021.
Interest Expense
Interest expense was $0.3 million for the three months ended March 31, 2021, compared to $0.4 million for the three months ended March 31, 2020. The decrease of $0.1 million was attributable to less borrowings on the 2019 Loan.

Liquidity and Capital Resources
Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and convertible preferred stock, borrowings under our term loans and funds we have received under the SFJ Agreement. In future periods we expect SFJ to provide up to an additional $57.7 million of funding pursuant to the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of bentracimab. As of March 31, 2021, we had cash and cash equivalents of $77.0 million.
In December 2019, we filed a shelf registration statement on Form S-3, or the 2019 Shelf Registration Statement, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM Program, with Citigroup Global Markets Inc. and William Blair & Company, L.L.C. As of March 31, 2021, we have raised gross proceeds of $2.9 million pursuant to the ATM Program from the sale of 561,848 shares of our common stock at a weighted-average price of $5.41 per share.
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide funding to support the development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. From the inception of the SFJ Agreement through March 31, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $62.3 million. In addition, we expect that SFJ will fund or reimburse an additional $27.7 million of clinical trial costs and other expenses. We are also eligible to receive up to an additional $30.0 million of funding upon the achievement of specific clinical development milestones with respect to our ongoing REVERSE-IT trial of bentracimab.
In March 2021, pursuant to the 2019 Shelf Registration Statement, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 18,400,000 shares of common stock at a public offering price of $3.50 per share, generating net proceeds of $60.1 million, after deducting underwriting discounts and commissions and other offering costs. We have $132.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.0 million may be sold under the ATM Program.
The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(10,200)	$(23,827)
Net cash used in investing activities	(133)	(658)
Net cash provided by financing activities	59,174	9,901
Net increase (decrease) in cash and cash equivalents	$48,841	$(14,584)
Operating Activities
Net cash used in operating activities was $10.2 million during the three months ended March 31, 2021. The use of cash primarily related to our net loss of $27.4 million, partially offset by non-cash expenses and a $2.7 million change in our operating assets and liabilities. The non-cash expenses consisted primarily of $11.8 million in research and development expenses paid for on our behalf by SFJ, $1.4 million from the loss from remeasurement of development derivative liability and $0.7 million in stock-based compensation. The change in our operating assets and liabilities was principally due to an increase of $2.2 million in accounts payable and a decrease of $1.0 million in prepaid expenses and other assets, partially offset by a decrease of $0.5 million in accrued expenses and other current liabilities primarily due to timing of payments related to clinical trial activities for bentracimab and pemziviptadil.
Net cash used in operating activities was $23.8 million during the three months ended March 31, 2020. The use of cash primarily related to our net loss of $14.9 million, in addition to a $10.7 million change in our operating assets and liabilities. The use of cash was partially offset by non-cash expenses, including a $0.5 million loss from remeasurement of development derivative liability. The change in our operating assets and liabilities was principally due to a $9.6 million increase in prepaid expenses as a result of clinical trial payments related to bentracimab in the first quarter of 2019.

Investing Activities
Net cash used in investing activities was $0.1 million for the purchase of property and equipment during the three months ended March 31, 2021. Net cash used in investing activities was $0.7 million for the purchase of property and equipment and the acquisition of intellectual property rights during the three months ended March 31, 2020.
Financing Activities
Net cash provided by financing activities was $59.2 million during the three months ended March 31, 2021, due primarily to the receipt of $60.5 million in net proceeds, prior to payment of $0.4 million of accrued offering costs, from the March 2021 underwritten public offering, partially offset by $1.4 million in repayments of long-term debt. Net cash provided by financing activities was $9.9 million during the three months ended March 31, 2020, due primarily to the receipt of $10.0 million under the SFJ Agreement, partially offset by $0.1 million in payments of stock offering costs.
Funding Requirements
To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next several years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We cannot guarantee when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. We plan to address our future liquidity needs through the pursuit of additional funding through a combination of equity or debt financings, or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, there is no assurance that these funding efforts will be successful.
We expect that our existing cash and cash equivalents as of March 31, 2021, in addition to the $27.7 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse, will be sufficient to fund our operating expenses and capital requirements into the second half of 2022. We intend to devote our existing cash and cash equivalents to advance our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
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
There were no material changes to our critical accounting policies as disclosed in our audited financial statements for the years ended December 31, 2020 and 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021.
Recent Accounting Pronouncements
See “Note 2. Significant Accounting Policies” in “Notes to Condensed Financial Statements” located in “Part I – Financial Information, Item 1. Condensed Financial Statements” in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.
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
With respect to the quarter ended March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Based on feedback from the U.S. Food & Drug Administration, or FDA, we intend to seek regulatory approval of bentracimab in the United States through an accelerated approval process. If we are not successful with this process, the development and commercialization of bentracimab could be delayed, abandoned or become significantly more costly.
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
With respect to our pemziviptadil program, we are currently dosing patients in a randomized, double-blinded, controlled Phase 2b clinical trial in which we plan to enroll approximately 60 PAH patients to assess the safety, tolerability and efficacy of pemziviptadil. We currently expect to report the top-line results of this trial in the first half of 2022, instead of the second half of 2021, due to supply chain delays and impacts of the COVID-19 pandemic, both of which affected projected patient enrollment.
We currently plan to initiate nonclinical Investigational New Drug Application, or IND, -enabling studies for PB6440 in 2021, which are expected to be followed by an IND filing in 2022, although those timelines could be impacted by the continued scope and duration of the COVID-19 pandemic.
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
We are a clinical-stage biopharmaceutical company. Since our inception, we have incurred significant net losses. Our net loss was $27.4 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $288.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, private placements of convertible debt and convertible preferred stock, borrowings under our term loan and funds we have received under the SFJ Agreement. In future periods we expect SFJ to provide up to $57.7 million of funding pursuant to the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of bentracimab. We have no products approved for commercialization and have never generated any revenue from product sales.

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
We have no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
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
We have experienced net losses and negative cash flows from operations and, as of March 31, 2021, had an accumulated deficit of $288.1 million. We expect to continue to incur net losses for at least the next several years. As of March 31, 2021, we had cash and cash equivalents of $77.0 million. We believe that our existing cash and cash equivalents as of March 31, 2021, in addition to the $27.7 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse pursuant to the SFJ Agreement, will be sufficient to fund our operating expenses and capital requirements into the second half of 2022. Our future capital requirements will depend on many factors, including:
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
In addition, in the event that (i) we fail to pay any amounts payable to SFJ under the SFJ Agreement within a specified time period, (ii) we are in default of our obligations (subject to certain exclusions) under the MedImmune License or (iii) either (a) we determine it is probable that we will be unable to meet our obligations as they become due within one year after the date that our financial statements for the then-current quarter are issued, or available to be issued or (b) a “going concern” footnote is included in any of our financial statements, and, in either case ((a) or (b)), we fail to remedy such going concern condition as specified in the agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. We have multiple quarters in which to remedy the going concern condition, including by restructuring our costs and operations, raising additional capital in financing or strategic transactions or accepting additional financing from SFJ on the same terms as their original commitment (which additional financing they have the option, but not obligation, to provide). The auditor's opinion on the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 contained an explanatory paragraph related to our substantial doubt about our ability to continue as a going concern, thus creating a "going concern" condition under the SFJ Agreement. Although we subsequently cured the going concern condition, we cannot guarantee that we will not have any future going concern qualifications in our financial statements. Furthermore, although we believe that the cure periods in the SFJ Agreement are sufficient to enable us to remedy any going concern condition, if we are unable to do so and if our business related to bentracimab is transferred to SFJ, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world.
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

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. An example of payment rate updates occurs in the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and introduced a merit-based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models and the Merit-based Incentive Payment System. In November 2019, the Centers for Medicare & Medicaid Services, or CMS, issued a rule finalizing the changes to the Quality Payment Program. The full impact to overall physician reimbursement as a result of the introduction of the Quality Payment Program remains unclear. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Any resulting decrease in payment under the merit-based reimbursement system may adversely affect our revenue and results of operations. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our product candidates or lowers reimbursement for procedures using our products could harm our business.
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
As of the date of this Quarterly Report on Form 10-Q, our patent estate contained at least 22 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in

26 United States patents, 13 United States patent applications, 107 foreign patents and 70 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws, health information privacy laws, and the law commonly referred to as the Physician Payments Sunshine Act and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:
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
•the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to: (1) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and (2) ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022 to require applicable manufacturers to report such information regarding their payments or other transfers of value made during the prior year to physicians assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives; and
•state and foreign law equivalents of each of the above federal laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect on May 25, 2018, imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. In addition, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.
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
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a judge for the United States District Court for the Northern District of Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is uncertain when a decision will be made. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and will remain open through August 15, 2021.
The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including amount others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance through Medicaid or the ACA. Further, on February 10, 2021, the Biden administration withdrew the federal government's support for overturning the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
As of March 31, 2021, we had approximately 50 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Item 2.    Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits
The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018

3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018

4.1	Form of Warrant to Purchase Shares of Series B Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. on December 22, 2009.	S-1	333-227474	4.2	September 21, 2018

4.2	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018

4.3	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018

4.4	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.	10-K	001-38697	4.4	March 26, 2019

4.5	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.	10-K	001-38697	4.5	March 26, 2019

4.6	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on July 26, 2019.	10-Q	001-38697	4.6	August 14, 2019

4.7	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on July 26, 2019.	10-Q	001-38697	4.7	August 14, 2019

4.8	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 2, 2019.	10-Q	001-38697	4.8	November 14, 2019

4.9	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on October 2, 2019.	10-Q	001-38697	4.9	November 14, 2019

4.10	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to SFJ Pharmaceuticals X, Ltd. on January 9, 2020	10-K	001-38697	4.10	March 30, 2020

4.11	Description of PhaseBio Pharmaceuticals, Inc. Common Stock	10-K	001-38697	4.11	March 30, 2020

10.1+	Non-Employee Director Compensation Policy, as amended	10-K	001-38697	10.3	March 15, 2021

10.2#†	Supply Agreement, dated as of March 10, 2021, by and between PhaseBio Pharmaceuticals, Inc. and BioVectra, Inc.

31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

#    Filed herewith.
+    Indicates management contract or compensatory plan.
†    Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that PhaseBio Pharmaceuticals, Inc. treats as private or confidential.
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

PHASEBIO PHARMACEUTICALS INC.

May 13, 2021	By:	/s/ John P. Sharp
John P. Sharp Chief Financial Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)