Form 10-Q
period 2021-06-30
PhaseBio Pharmaceuticals Inc
filed 2021-08-12
CIK 1169245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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
(610) 981-6500
(Registrant’s telephone number, including area code)
______________________________________________________________________________________

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PHAS	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Common Stock	Outstanding Shares as of August 9, 2021
Common Stock, $0.001 par value	48,042,483

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
PHASEBIO PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$64,456	$28,122
Receivable from sublicense	18,400	—
Prepaid expenses and other assets	5,644	12,027
Total current assets	88,500	40,149
Property and equipment, net	10,379	8,224
Operating lease right-of-use assets	1,701	1,927
Other assets	57	57
Total assets	$100,637	$50,357
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$5,384	$5,355
Current portion of deferred sublicense revenue	1,424	—
Accounts payable	2,958	3,674
Accrued expenses and other current liabilities	6,408	5,931
Total current liabilities	16,174	14,960
Long-term debt, net	4,073	6,773
Operating lease liabilities, net	1,306	1,548
Deferred sublicense revenue, net	8,238	—
Development derivative liability	89,329	51,719
Other long-term liabilities	692	559
Total liabilities	119,812	75,559
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 48,057,720 shares issued and 48,027,753 shares outstanding at June 30, 2021; 29,471,854 shares issued and 29,441,887 shares outstanding at December 31, 2020	48	29
Treasury stock, at cost, 29,967 shares as of June 30, 2021 and December 31, 2020	(24)	(24)
Additional paid-in capital	297,561	235,516
Accumulated deficit	(316,760)	(260,723)
Total stockholders’ deficit	(19,175)	(25,202)
Total liabilities and stockholders' deficit	$100,637	$50,357

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Sublicense revenue	$10,338	$—	$10,338	$—
Grant revenue	—	—	—	320
Total revenue	10,338	—	10,338	320
Operating expenses:
Research and development	27,366	20,856	49,686	32,305
General and administrative	4,025	3,242	7,352	6,401
Total operating expenses	31,391	24,098	57,038	38,706
Loss from operations	(21,053)	(24,098)	(46,700)	(38,386)
Other income (expense):
Loss from remeasurement of development derivative liability	(5,777)	(3,708)	(7,203)	(4,162)
Interest income	5	21	7	232
Interest expense	(254)	(379)	(539)	(757)
Foreign exchange gain (loss)	—	22	(2)	26
Total other expense	(6,026)	(4,044)	(7,737)	(4,661)
Net loss before income taxes	(27,079)	(28,142)	(54,437)	(43,047)
Provision for income taxes	1,600	—	1,600	—
Net loss	$(28,679)	$(28,142)	$(56,037)	$(43,047)
Net loss per common share, basic and diluted	$(0.60)	$(0.98)	$(1.41)	$(1.50)
Weighted average common shares outstanding, basic and diluted	47,985,871	28,805,238	39,680,408	28,789,256

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	29,471,854	$29	(29,967)	$(24)	$235,516	$(260,723)	$(25,202)
Issuance of common stock in public offering, net	18,400,000	19	—	—	60,065	—	60,084
Exercises of stock options	110,146	—	—	—	217	—	217
Stock-based compensation	—	—	—	—	670	—	670
Net loss	—	—	—	—	—	(27,358)	(27,358)
Balance at March 31, 2021	47,982,000	48	(29,967)	(24)	296,468	(288,081)	8,411
Stock offering costs	—	—	—	—	157	—	157
Exercises of stock options	3,615	—	—	—	6	—	6
Issuance of common stock through employee share purchase plan	72,105	—	—	—	202	—	202
Stock-based compensation	—	—	—	—	728	—	728
Net loss	—	—	—	—	—	(28,679)	(28,679)
Balance at June 30, 2021	48,057,720	$48	(29,967)	$(24)	$297,561	$(316,760)	$(19,175)

Balance at December 31, 2019	28,796,371	$29	(29,967)	$(24)	$222,131	$(162,158)	$59,978
Issuance of common stock warrants	—	—	—	—	7,925	—	7,925
Exercise of stock options	14,236	—	—	—	17	—	17
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(14,905)	(14,905)
Balance at March 31, 2020	28,810,607	29	(29,967)	(24)	230,544	(177,063)	53,486
Issuance of common stock in public offering, net	80,523	—	—	—	473	—	473
Exercises of stock options	404	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	575	—	575
Net loss	—	—	—	—	—	(28,142)	(28,142)
Balance at June 30, 2020	28,891,534	$29	(29,967)	$(24)	$231,593	$(205,205)	$26,393

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(56,037)	$(43,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,057	111
Stock-based compensation	1,398	1,046
Loss from remeasurement of development derivative liability	7,203	4,162
Non-cash interest expense	173	261
Non-cash research and development expense	23,705	5,735
Other non-cash transactions	—	100
Changes in operating assets and liabilities:
Receivable from sublicense	(18,400)	—
Other receivables	—	1,233
Prepaid expenses and other assets	8,855	(7,107)
Accounts payable	(585)	4,302
Accrued expenses and other current liabilities	1,679	419
Deferred sublicense revenue	9,662	—
Net cash used in operating activities	(21,290)	(32,785)
Investing activities
Purchases of property and equipment	(385)	(1,079)
Acquisition of intellectual property rights	—	(100)
Net cash used in investing activities	(385)	(1,179)
Financing activities
Proceeds from development derivative liability	—	12,649
Proceeds from issuance of common stock in public offering, net	60,351	472
Payments of deferred stock offering costs	(40)	(175)
Proceeds from exercise of stock options	223	18
Issuance of common stock through employee share purchase plan	202	—
Repayments of long-term debt	(2,727)	—
Net cash provided by financing activities	58,009	12,964
Net increase (decrease) in cash and cash equivalents	36,334	(21,000)
Cash and cash equivalents at the beginning of the period	28,122	74,025
Cash and cash equivalents at the end of the period	$64,456	$53,025
Supplemental disclosure for cash flow
Cash paid for interest	$366	$496
Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in conjunction with development derivative liability	$—	$7,925
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$—	$564
Purchases of property and equipment by incurring development derivative liability	$4,160	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$44	$2,741

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
Liquidity
The Company has experienced net losses and negative cash flows from operations and, as of June 30, 2021, had an accumulated deficit of $316.8 million. The Company expects to continue to incur net losses for at least the next several years. As of June 30, 2021, the Company had cash and cash equivalents of $64.5 million and working capital of $72.3 million. In January 2020, the Company entered into a co-development agreement ("SFJ Agreement") with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company ("SFJ"), pursuant to which SFJ provides funding and operational support for the clinical development of bentracimab. Management believes that its existing cash and cash equivalents as of June 30, 2021, in addition to the $12.5 million in clinical trial costs and other expenses that the Company expects SFJ will fund or reimburse pursuant to the SFJ Agreement and the $20.0 million received from Alfasigma S.p.A. ("Alfasigma") in July 2021 pursuant to the Alfasigma Sublicense (as described below), will be sufficient to fund operating expenses and capital requirements through the fourth quarter of 2022.
In July 2021, the Company received a $20.0 million upfront payment upon entering into an exclusive sublicense agreement ("Alfasigma Sublicense") with Alfasigma for the commercialization of any product composed of or containing bentracimab (the "Licensed Products") in the European Union and European Economic Area, as well as the United Kingdom, Russia, Ukraine and certain other countries within the Commonwealth of Independent States, Europe and central Asia (the "Sublicense Territory").
The Company plans to address its future liquidity needs through the pursuit of additional funding through a combination of equity or debt financings, or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, there is no assurance that these funding efforts will be successful. The Company currently has an effective shelf registration statement on Form S-3 ("2019 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"), which expires in January 2023. The 2019 Shelf Registration Statement currently permits (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of common stock that may be issued and sold under the "at-the-market" sales agreement with Citigroup Global Markets Inc. and William Blair & Company, L.L.C. (the "ATM Program"). As of June 30, 2021, the Company has sold 561,848 shares of common stock pursuant to the ATM Program for net proceeds of $2.9 million. During the six months ended June 30, 2021, the Company sold 18,400,000 shares of common stock in an underwritten offering pursuant to the 2019 Shelf Registration Statement for net proceeds of $60.2 million, after deducting underwriting discounts and commissions and other offering costs. As of June 30, 2021, the Company had $132.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.0 million may be sold under the ATM Program.
The Company is continuing to assess the effect that the COVID-19 pandemic may have on its business and operations. The extent to which COVID-19 may impact the Company's business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic distribution of the disease and its variants over time, the efficacy, availability and pace of administration of vaccines and antiviral agents against the disease,

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
the continued duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the continued duration of, the COVID-19 pandemic may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing the Company's ability to access capital, which could in the future negatively affect its liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company's business and the value of its common stock.
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed financial statements have been made. Although these interim condensed financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim condensed financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021, wherein a more complete discussion of significant accounting policies and certain other information can be found.
Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).
The Company manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.
2.    Significant Accounting Policies
Use of Estimates
The preparation of the Company’s condensed financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. The most significant estimates in the Company’s condensed financial statements relate to the valuation of the development derivative liability, the deferral and recognition of revenue under the Alfasigma Sublicense and the clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Receivable from Sublicense

Receivable from sublicense relates to amounts due from Alfasigma under the Alfasigma Sublicense. The Company records amounts as accounts receivable when the right to consideration is deemed unconditional.
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
Deferred Sublicense Revenue
When consideration is received, or such consideration is unconditionally due, from a customer prior to the Company completing its performance obligation to the customer under the terms of a contract, a contract liability is recorded as deferred revenue. Deferred revenues expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities. Deferred revenues not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term liabilities.
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
Leases
At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of June 30, 2021 or December 31, 2020.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in either the six months ended June 30, 2021 or the year ended December 31, 2020.
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

Revenue Recognition

Sublicense Revenue
Sublicensing arrangements may contain multiple components, which may include (i) sublicenses; (ii) research and development activities; and (iii) the manufacturing and supply of certain materials. Payments pursuant to these arrangements may include non-refundable payments, upfront payments, milestone payments upon the achievement of significant regulatory and development events or sales of product at certain agreed-upon amounts, sales milestones and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.
In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under a sublicense agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as the Company satisfies each performance obligation.
The Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include such estimates as forecasted revenues and costs, development timelines, discount rates and probabilities of regulatory and commercial success. The Company also applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

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
The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2021	2020
Common stock options	4,359,395	3,740,815
Warrants to purchase common stock	2,349,595	2,349,595
Employee stock purchase plan	275,077	271,012
Total	6,984,067	6,361,422
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Total	Fair Value Measurements at Reporting Date
		Level 1	Level 2	Level 3
As of June 30, 2021:
Assets
Cash equivalents	$64,236	$64,236	$—	$—
Liabilities
Development derivative liability (Note 8)	$89,329	$—	$—	$89,329
As of December 31, 2020:
Assets
Cash equivalents	$27,872	$27,872	$—	$—
Liabilities
Development derivative liability (Note 8)	$51,719	$—	$—	$51,719
4.    Property and Equipment
The following table presents the composition of property and equipment, net as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021	As of December 31, 2020
Lab equipment	$12,244	$8,994
Computer hardware, software and telephone	140	140
Furniture and fixtures	114	107
Leasehold improvements	77	67
Construction in progress	986	1,042
	13,561	10,350
Less accumulated depreciation	(3,182)	(2,126)
Property and equipment, net	$10,379	$8,224

Depreciation expense was $0.6 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
5.    Accrued Expenses and Other Current Liabilities
The following table presents the composition of accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	As of June 30, 2021	As of December 31, 2020
Accrued clinical and related costs	$3,921	$2,753
Accrued compensation and related costs	1,483	2,260
Accrued interest	52	69
Current portion of operating lease liability	476	459
Accrued other	476	390
Accrued expenses and other current liabilities	$6,408	$5,931
6.    Deferred Sublicense Revenue

In June 2021, the Company entered into the Alfasigma Sublicense with Alfasigma, under which the Company granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import the Licensed Products in the Sublicense Territory. Under the terms of the Alfasigma Sublicense, the Company received a $20.0 million upfront payment from Alfasigma in July 2021 and will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments based on net sales, with percentages starting in the low double digits and escalating up to the mid-twenties. Also, as part of the overall arrangement, the Company has agreed to supply the Licensed Products to Alfasigma at the lower of cost or a price not to exceed certain agreed amounts.
Under the Alfasigma Sublicense, the Company is responsible for developing the Licensed Products and securing regulatory approval with the European Medicines Agency (the “EMA”), and the Medicines and Healthcare products Regulatory Agency (the “MHRA”), including in accordance with the SFJ Agreement, after which any marketing authorizations will be assigned to Alfasigma. Alfasigma is obligated to obtain and maintain any regulatory approvals necessary to market and sell the Licensed Products (including pricing approvals and post-marketing commitments) and is also responsible for securing regulatory approval in the countries within the Sublicense Territory outside of the European Union and the United Kingdom.
The Company first assessed the Alfasigma Sublicense under ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether the Alfasigma Sublicense or units of accounts within the Alfasigma Sublicense represent a collaborative arrangement based on the risks and rewards and activities of the parties. The Company concluded that Alfasigma represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers (“ASC 606”) to evaluate the appropriate accounting under the Alfasigma Sublicense. In accordance with this guidance, the Company identified the following commitments under the arrangement: (i) exclusive sublicense rights to develop, use, sell, have sold, offer for sale and import Licensed Products (the “License”); (ii) development and regulatory activities (“Development and Regulatory Activities”); and (iii) the requirement to supply Alfasigma with the Licensed Product at the lower of cost or a price not to exceed certain agreed amounts (the “Supply of Licensed Product”). The Company determined that these three commitments represent distinct performance obligations for purposes of recognizing revenue and will recognize revenue as it fulfills these performance obligations.
The Company determined that the upfront payment of $20.0 million constitutes the transaction price as of the outset of the Alfasigma Sublicense. Future potential regulatory and development milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved. The achievement of the future potential milestones is not within the Company’s control and is subject to certain research and development success or regulatory approvals and therefore carry significant uncertainty. The Company will reevaluate the likelihood of achieving these milestones at the end of each reporting period and adjust the transaction price in the period the risk is resolved. In addition, the Company will recognize any consideration related to sales-based milestones and royalties when the subsequent sales occur since those payments relate primarily to the License, which was delivered by the Company to Alfasigma upon entering into the Alfasigma Sublicense.
The transaction price was allocated to the three performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the Development and Regulatory Activities and the Supply of Licensed Product was estimated using the expected cost-plus margin approach. The Company allocated the upfront portion of the transaction price to the performance obligations as of June 30, 2021 as follows (in thousands):

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	Transaction Price	Cumulative Sublicense Revenue Recognized	Deferred Sublicense Revenue
License	$10,223	$10,223	$—
Development and Regulatory Services	2,647	115	2,532
Supply of License Product	7,130	—	7,130
	$20,000	$10,338	9,662
Less current portion of long-term deferred sublicense revenue			(1,424)
Total long-term deferred sublicense revenue			$8,238

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjusts the deferred sublicense revenue at the end of each reporting period. Such changes will result in a change to the amount of sublicense revenue recognized and deferred sublicense revenue.
7.    Debt
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
The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowings of Tranches 1, 2 and 3. The balance of the Final Payment liability was $0.7 million as of June 30, 2021 and is included in other long-term liabilities on the condensed balance sheet. The debt discount and Final Payment liability are being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense, including amortization of the debt discount related to the term debt and the Final Payment liability, totaled $0.3 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table sets forth by year the Company’s required future principal payments as of June 30, 2021 (in thousands):

Years Ending December 31,
2021 (remaining six months)	$2,727
2022	5,455
2023	1,363
Thereafter	—
Total principal payments	9,545
Less unamortized loan fees	(88)
Total term loan borrowings	$9,457
8.    Development Derivative Liability
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
From the inception of the SFJ Agreement through June 30, 2021, SFJ has provided funding and paid for amounts on the Company's behalf in the aggregate amount of $77.5 million under the SFJ Agreement. In addition, the Company expects that SFJ will fund or reimburse an additional $12.5 million of clinical trial costs and other expenses. SFJ will also provide up to an additional $30.0 million upon the achievement of specified milestones with respect to the Company's clinical development of bentracimab.
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
Upon execution of the SFJ Agreement, the Company issued to SFJ a warrant to purchase an aggregate of 2,200,000 shares of common stock at an exercise price of $6.50 per share with a contractual term of ten years. The warrant is exercisable in two tranches: Tranche A and Tranche B. Tranche A represents 1,100,000 shares that are immediately exercisable by SFJ. Tranche B represents 1,100,000 shares that are exercisable at the earlier of (i) the achievement of certain development milestones or (ii) the consummation of an Acquisition, as defined in the SFJ Agreement. The warrants are equity-classified and were valued at $7.9 million at issuance using a probability adjusted Black-Scholes valuation technique.
The Company accounts for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. At June 30, 2021, the derivative is presented as a liability in the Company's condensed balance sheet. Any

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
changes in fair value are recorded within the Company's condensed statements of operations. The liability was initially recorded at a value of $2.1 million, which incorporates the $10.0 million upfront payment from SFJ and the issuance of the Company's common stock warrants to SFJ. During the six months ended June 30, 2021, SFJ provided additional funding and paid for amounts on the Company's behalf in the aggregate amount of $30.4 million, and the development derivative liability was subsequently remeasured at June 30, 2021, as a Level 3 derivative. The change in fair value was $5.8 million and $3.7 million for the three months ended June 30, 2021 and 2020, respectively, and $7.2 million and $4.2 million for the six months ended June 30, 2021 and 2020, respectively.
The development derivative liability is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of funding, (ii) the probability and timing of achieving regulatory approvals, (iii) the Company's cost of borrowing (16.00% plus the risk free borrowing rate) and (iv) SFJ's cost of borrowing (2.50% plus the risk free borrowing rate).
The following table presents activity for the development derivative liability during the six months ended June 30, 2021 (in thousands):

Development Derivative Liability
Balance at December 31, 2020	$51,719
Funding during the period	30,407
Change in fair value	7,203
Balance at June 30, 2021	$89,329
9.    Commitments and Contingencies
Legal Proceedings
The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company’s business, operating results, financial condition or cash flows.
10.    Leases
The Company leases office and research and development facilities and equipment under various non-cancellable operating lease agreements.
In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to July 2018 and again to September 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. In June 2020, the Company entered into a lease for additional office space in Malvern, Pennsylvania, which expires in September 2023. As of June 30, 2021, the weighted average remaining lease term for the Company’s leases was 4.2 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 5.8%.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Maturities of operating lease liabilities as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (remaining six months)	$283
2022	555
2023	419
2024	279
2025	283
Thereafter	215
Total future minimum lease payments	2,034
Less: Present value adjustment	(252)
Operating lease liabilities	$1,782

The Company recognizes rent expense for the operating leases on a straight-line basis. Rent expense was $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.
11.    Stockholders’ Equity
Shelf Registration Statement
In December 2019, the Company filed the 2019 Shelf Registration Statement on Form S-3, which became effective in January 2020. The 2019 Shelf Registration Statement, which expires in January 2023, permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of the Company's common stock that may be issued and sold in "at-the-market" sales under the ATM Program. As of June 30, 2021, the Company has $132.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.0 million may be sold under the ATM Program.
Shares Sold Under the ATM Program
As of June 30, 2021, the Company has sold 561,848 shares of common stock pursuant to the ATM Program for gross proceeds of $2.9 million.
March 2021 Offering
In March 2021, pursuant to the 2019 Shelf Registration Statement, the Company completed an underwritten public offering of its common stock, which resulted in the issuance and sale of an aggregate of 18,400,000 shares of common stock at a public offering price of $3.50 per share, generating net proceeds of $60.2 million, after deducting underwriting discounts and commissions and other offering costs.
12.    Stock-Based Compensation
Stock-based compensation expense has been reported in the Company’s condensed statements of operations for the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$510	$402	$984	$742
Research and development	219	173	414	304
Total stock-based compensation	$729	$575	$1,398	$1,046

As of June 30, 2021, the total unrecognized compensation expense related to unvested employee and non-employee stock options was $5.6 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.
In October 2018, the Company's board of directors and stockholders approved the ESPP, which became effective on October 17, 2018. The ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code.
Under the ESPP, eligible employees are granted rights to purchase shares of common stock, which are funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan, and the Company recorded stock-based compensation expense of $0.1 million and $21,000 for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $21,000 for the six months ended June 30, 2021 and 2020, respectively. The Company issued 72,105 and zero shares of common stock under the ESPP for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, the total unrecognized compensation expense related to the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of approximately 0.8 years.
13.    License and Other Agreements
MedImmune Limited License Agreement
In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly-owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). The Company has made contingent milestone payments of $3.0 million and is obligated to make remaining contingent milestone payments totaling up to an aggregate of $15.0 million upon the achievement of clinical development and regulatory milestones. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company incurred no royalty costs under the MedImmune License in the three and six months ended June 30, 2021 and 2020.
The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of bentracimab and provides MedImmune with the return of rights to bentracimab if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. The Company incurred no third-party product storage costs in the three and six months ended June 30, 2021 and 2020. AstraZeneca is a stockholder of the Company.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of June 30, 2021, the Company was in compliance with its development obligations.
The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through June 30, 2021.
Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional non-royalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $1.0 million. The Company incurred no costs under the Duke License in the three and six months ended June 30, 2021 and 2020.
Alfasigma Sublicense
In June 2021, the Company entered into the Alfasigma Sublicense with Alfasigma under which the Company granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import the Licensed Products in the Sublicense Territory. Under the terms of the Alfasigma Sublicense, in July 2021, the Company received a $20.0 million upfront payment from Alfasigma and will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments on net sales, with percentages starting in the low double digits and escalating up to the mid-twenties.
With respect to the up to $35.0 million of regulatory milestone payments: (i) $10.0 million is payable following acceptance by the EMA of the filing of the first drug approval application for a Licensed Product; (ii) $12.5 million is payable following achievement of conditional regulatory approval from the EMA; and (iii) the remaining $12.5 million is payable following achievement of unconditional regulatory approval from the EMA allowing for prescribing of a Licensed Product for the reversal of the antiplatelet effects of ticagrelor in both (a) patients with uncontrolled major or life-threatening bleeding and (b) patients requiring urgent surgery or an invasive procedure.
Under the Alfasigma Sublicense, the Company is responsible for developing the Licensed Products and securing regulatory approval with the EMA and the MHRA, including in accordance with the SFJ Agreement, after which any marketing authorizations will be assigned to Alfasigma. Alfasigma is obligated to obtain and maintain any regulatory approvals necessary to market and sell the Licensed Products (including pricing approvals and post-marketing commitments) and is also responsible for securing regulatory approval in countries outside of Europe and the United Kingdom. Alfasigma will purchase its requirements from the Company for a set period, after which the Company is obligated to supply a lesser amount of Alfasigma's requirements, for Licensed Product at the lower of cost or a price not to exceed certain agreed amounts.
Unless earlier terminated, the Alfasigma Sublicense automatically expires, with respect to each Licensed Product and each country in the Sublicense Territory, on the latest of (1) the tenth anniversary of the first commercial sale of such Licensed Product in such country, (2) the expiration of the last out-licensed patent of such Licensed Product in such country and (3) the expiration of regulatory exclusivity, if any, of such Licensed Product in such country.
In connection with the Alfasigma Sublicense, the Company and Alfasigma also entered into an Acknowledgement of Grant of Sublicense with MedImmune (the “Acknowledgement of Grant”), which provides for, among other things, (i) a potential assignment of the Alfasigma Sublicense from the Company to MedImmune or (ii) a potential assignment of the Medimmune License from the Company to Alfasigma, in either case in the event that the Company breaches certain obligations under the Medimmune License that are not cured or remedied and SFJ has grounds to execute a “Program Transfer” (as defined in the SFJ Agreement) but elects not to do so.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Wacker License Agreement
In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries, and to commercialize bentracimab, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company incurred $0.1 million and $0.1 million under the Wacker License Agreement for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.
Viamet Asset Purchase Agreement
In January 2020, the Company entered into a purchase agreement ("PB6440 Agreement") with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd. (the "Sellers"), pursuant to which the Company acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by the Company under the PB6440 Agreement (together, "Compounds"). Under the terms of the PB6440 Agreement, the Company paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. The Company incurred zero in costs under the PB6440 Agreement for the three months ended June 30, 2021 and 2020, and zero and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
14.    Revenue
Sublicense revenue
Sublicense revenue relates to the revenue that the Company recognized in relation to the Alfasigma Sublicense. The Company recognized sublicense revenue of $10.3 million and zero in the three months ended June 30, 2021 and 2020 and $10.3 million and zero for the six months ended June 30, 2021 and 2020, respectively.
Grant revenue
In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of pemziviptadil for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the United States government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. As of March 31, 2020, the Company had received all $2.8 million in funding available under the SBIR grant. The Company recognized zero revenue under the SBIR grants in the three months ended June 30, 2021 and 2020, and zero and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.
15.    Related Party Transactions
As described above in Note 13, the Company is party to the MedImmune License. AstraZeneca, the parent company of MedImmune, is a related party of the Company.

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
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, except as required by law.
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases. Our lead product candidate, bentracimab (also known as PB2452), is a novel reversal agent for the antiplatelet drug ticagrelor, which we are developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of bentracimab in the United States through an accelerated approval process. In our completed Phase 2a clinical trial of bentracimab, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours. Our second product candidate, pemziviptadil (also known as PB1046), is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension, or PAH. Pemziviptadil utilizes our proprietary half-life extending elastin-like polypeptide, or ELP, technology, which also serves as an engine for our preclinical pipeline. We are also developing our preclinical product candidate, PB6440, for treatment-resistant hypertension. Except for the rights that we granted to Alfasigma S.p.A., or Alfasigma, for bentracimab, we retain worldwide commercial rights to all of our product candidates.
As we advance our clinical programs for bentracimab and pemziviptadil with site activations and patient enrollment, we remain in close contact with our clinical research organizations, clinical sites and suppliers to attempt to assess the impacts that COVID-19 and its variants may have on our clinical trials and current timelines and to consider whether we can implement appropriate mitigating measures to help lessen such impacts. At this time, however, we cannot fully forecast the scope of impacts that COVID-19 may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results.
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

We recently entered into a sublicense agreement with Alfasigma, or the Alfasigma Sublicense, pursuant to which we granted Alfasigma exclusive rights to distribute and sell bentracimab in the European Union and European Economic Area, as well as the United Kingdom, Russia, Ukraine and certain other countries within the Commonwealth of Independent States, Europe and central Asia, or the Sublicense Territory. Under the Alfasigma Sublicense, we are responsible for developing bentracimab and securing regulatory approval with the European Medicines Agency, or the EMA, and the Medicines and Healthcare products Regulatory Agency, or MHRA, including in accordance with the SFJ Agreement, after which any marketing authorizations will be assigned to Alfasigma. Alfasigma is obligated to obtain and maintain any regulatory approvals necessary to market and sell bentracimab (including pricing approvals and post-marketing commitments) and is also responsible for securing regulatory approval in countries outside of Europe and the United Kingdom.
In March 2020, we commenced our pivotal REVERSE-IT trial, a global, multi-center, non-randomized, open-label trial in which we plan to enroll a total of 200 ticagrelor patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. The primary endpoints for this trial are the reversal of the antiplatelet effects of ticagrelor with intravenous infusion of bentracimab as measured by the VerifyNow® PRUTest® biomarker and achievement of hemostasis in enrolled patients. We are currently enrolling patients in the United States, the European Union and Canada in this trial. In addition, our Investigational New Drug, or IND, application for bentracimab was recently approved by the Center for Drug Evaluation, or CDE, of the China National Medical Products Administration, or NMPA.

The FDA granted Breakthrough Therapy designation for bentracimab in April 2019, and the EMA granted bentracimab Priority Medicines, or PRIME, designation in February 2020. The FDA previously provided feedback that we could submit a Biologics License Application, or BLA, for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our REVERSE-IT trial. For the interim analysis, the FDA also recommended that approximately 50 patients enrolled have uncontrolled major or life-threatening bleeding and approximately 50 require urgent surgery or an invasive procedure, although the FDA indicated that whether there are an adequate number of patients in either group would be a review issue.
We intend to complete the REVERSE-IT trial and establish a post-approval registry in accordance with FDA requirements. With regard to the 200 total patients needed for full enrollment of the REVERSE-IT trial, our protocol provides that no more than approximately two-thirds of patients can come from either the uncontrolled major or life-threatening bleeding population or the patient population requiring urgent surgery or an invasive procedure. The Committee for Medicinal Products for Human Use, or CHMP of the EMA, has also generally agreed with our proposed clinical development plan for bentracimab.
As of August 9, 2021, we have enrolled 143 patients in the REVERSE-IT trial. Because the total number of patients enrolled to date included 138 patients who required urgent surgery or an invasive procedure, this cohort of the trial has been fully enrolled, and trial sites have shifted focus to enrolling patients with uncontrolled major or life-threatening bleeding events. We intend to submit our BLA for potential accelerated approval based on an interim analysis of these first 143 patients, all of whom have been measured against the same VerifyNow PRUTest biomarker and hemostasis endpoints described above. For our interim analysis, we elected to continue to enroll ticagrelor patients in excess of our prior target of approximately 100 patients to take advantage of robust surgical enrollment and to mitigate continued uncertainties caused by the COVID-19 pandemic and its potential impact on future patient availability. We are targeting to release top-line results from the interim analysis later in 2021 and to submit our BLA in mid-2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic.
We intend to continue to enroll patients in the REVERSE-IT trial and will primarily target patients with uncontrolled major or life-threatening bleeding. We are continuing to attempt to accelerate enrollment of these patients, including by working to increase the number of enrolling clinical trial sites in the United States, Canada, and the European Union as we believe that a broader site footprint will increase the probability of enrolling these patients. We are also expecting to begin enrolling patients in China for the REVERSE-IT trial later in 2021.
Following the submission of our BLA, the FDA could determine that we did not enroll a sufficient number of patients in the REVERSE-IT trial, including patients with uncontrolled major or life-threatening bleeding, for all or some of the proposed indications we intend to pursue. Further, the FDA may require us to conduct extensive post-approval studies or require us to make modifications to our ongoing REVERSE-IT trial after approval and marketing.
We have completed enrollment for our Phase 2b bentracimab trial, which is a multi-center, randomized, double-blind, placebo-controlled trial that is designed to evaluate the safety and efficacy of bentracimab in reversing the antiplatelet effects of ticagrelor in healthy adults who are older and elderly (ages 50 to 80) as part of a dual antiplatelet regimen including low-dose aspirin. We expect to report top-line results for this trial later in 2021.
With respect to our pemziviptadil program, we are currently dosing patients in a randomized, double-blinded, controlled Phase 2b clinical trial in which we plan to enroll approximately 60 PAH patients to assess the safety, tolerability and efficacy of pemziviptadil. We currently expect to report the top-line results of this trial by mid-2022.
We plan to initiate IND -enabling activities for PB6440 in 2021, which are expected to be followed by an IND submission in 2022, although those timelines could be impacted by the scope and duration of the COVID-19 pandemic.

Since our inception in 2002, our operations have focused on developing our clinical and preclinical product candidates and our proprietary ELP technology, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials and preclinical studies. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since inception, we have financed our operations primarily through the sale of equity and debt securities, our term loans with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver, funds we have received under the SFJ Agreement and funds we have received pursuant to the Alfasigma Sublicense.
In January 2020, we entered into the SFJ Agreement pursuant to which SFJ has agreed to provide us up to $120.0 million of funding to support the clinical development of bentracimab. As of June 30, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $77.5 million under the SFJ Agreement. In addition, we expect that SFJ will fund or reimburse an additional $12.5 million of clinical trial costs and other expenses. SFJ will also provide up to an additional $30.0 million of funding upon the achievement of specified clinical development milestones with respect to our ongoing REVERSE-IT trial of bentracimab.
In March 2021, we received $60.2 million in net proceeds from an underwritten public offering of our common stock. In addition, in June 2021, we entered into the Alfasigma Sublicense with Alfasigma. Under the terms of the Alfasigma Sublicense, we received a $20.0 million upfront payment from Alfasigma in July 2021 and will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments on net sales, with percentages starting in the low double digits and escalating up to the mid-twenties.
Since our inception, we have incurred significant operating losses. Our net loss was $56.0 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $316.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:
•continue our ongoing clinical trials of bentracimab and pemziviptadil, as well as initiate and complete additional clinical trials, as needed;
•seek to expand our geographical reach through the SFJ Agreement and the Alfasigma Sublicense and the corresponding clinical development support fees and milestone payments that we will incur or receive;
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
FINANCIAL OVERVIEW
Components of Operating Results
Revenue
    Sublicense Revenue
Sublicense revenue relates to the revenue we recognized in relation to the Alfasigma Sublicense, which contains multiple components including (i) sublicenses; (ii) research and development activities; and (iii) the manufacturing and supply of certain materials. Payments pursuant to this arrangement include a non-refundable, upfront payment, milestone payments upon the achievement of significant regulatory and development events, sales of product at certain agreed-upon amounts, sales milestones and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.
In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the sublicense agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations and (v) recognition of revenue as we satisfy each performance obligation.
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
We expect that general and administrative expenses will increase over the next several years to support our continued research and development activities of our product candidates, manufacturing activities, potential commercialization of bentracimab and the increased costs operating as a public company. We believe that these increases likely will include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.
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
Income Tax Expense
Income tax expense consists of international withholding tax on the initial payment from Alfasigma.
License, Co-Development and Other Agreements
MedImmune Limited License Agreement
In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or MedImmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $3.0 million of which had been incurred as of June 30, 2021; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of

MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. From the inception of the MedImmune License through June 30, 2021, we have incurred costs of $3.6 million under the MedImmune License.
Co-Development Agreement with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ provides us funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In March 2020, we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of bentracimab. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. From the inception of the SFJ Agreement through June 30, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $77.5 million. In addition, we expect that SFJ will fund or reimburse an additional $12.5 million of clinical trial costs and other expenses pursuant to the SFJ Agreement. SFJ will also provide up to an additional $30.0 million of funding upon the achievement of specified milestones with respect to our clinical development of bentracimab. During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operational support in the European Union.
Under the terms of the SFJ Agreement, following the FDA approval of a BLA for bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments. If the EMA or the national regulatory authority in certain European countries approve the equivalent of a BLA, known as a Marketing Authorization Application, or MAA, for bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments. If either the PMDA of Japan or the NMPA of China approves a marketing application for bentracimab, we will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments.
Within 120 days following approval of a BLA or MAA for bentracimab in one of the jurisdictions described above, we have the right, at our option, to make a one-time cash payment to SFJ to buy out all or a portion of the future unpaid approval payments for such jurisdiction (i.e., the U.S. Approval Payments, EU Approval Payments or Japan/China Approval Payments, as applicable) for a price reflecting a mid-single-digit discount rate. Within 120 days following a change of control of our company, we or our successor have the right, at its option, to make a one-time cash payment to SFJ to buy out all or a portion of the future unpaid approval payments in any of the jurisdictions in which a BLA or MAA for bentracimab was approved prior to the change of control for a price reflecting a mid-single-digit discount rate, provided that SFJ has not previously assigned the right to receive such payments to a third party (in which event we or our successor shall not have such right).

If following termination of the SFJ Agreement we continue to develop bentracimab and obtain BLA or MAA approval in the United States, the European Union, Japan or China, we will make the applicable approval payments for such jurisdiction to SFJ as if the SFJ Agreement had not been terminated, less any payments made upon termination, except that if we terminate the SFJ Agreement for SFJ’s failure to make any payment to us when due, or SFJ terminates the SFJ Agreement due to a material adverse event, as defined in the SFJ Agreement, then our obligation to make such approval payments would be reduced by 50%.
Duke License Agreement
In October 2006, we entered into an exclusive license agreement with Duke University, or Duke, which was most recently amended in April 2019, or the Duke License. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products covered by the Duke License, or Duke licensed products, relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional non-royalty payments we receive, subject to certain conditions. From the inception of the Duke License through June 30, 2021, we have incurred royalty costs of $0.3 million under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.
Alfasigma Sublicense Agreement
In June 2021, we entered into the Alfasigma Sublicense, with Alfasigma, under which we granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import any product composed of or containing bentracimab, or Licensed Products, in the Sublicense Territory. Under the terms of the Alfasigma Sublicense, in July 2021, we received a $20.0 million upfront payment from Alfasigma and will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments on net sales, with percentages starting in the low double digits and escalating up to the mid-twenties.
With respect to the up to $35.0 million of regulatory milestone payments: (i) $10.0 million is payable following acceptance by the EMA of the filing of the first drug approval application for a Licensed Product; (ii) $12.5 million is payable following achievement of conditional regulatory approval from the EMA; and (iii) the remaining $12.5 million is payable following achievement of unconditional regulatory approval from the EMA allowing for prescribing of a Licensed Product for the reversal of the antiplatelet effects of ticagrelor in both (a) patients with uncontrolled major or life-threatening bleeding and (b) patients requiring urgent surgery or an invasive procedure.

Under the Alfasigma Sublicense, we are responsible for developing the Licensed Products and securing regulatory approval with the EMA and the MHRA, including in accordance with the SFJ Agreement, after which any marketing authorizations will be assigned to Alfasigma. Alfasigma is obligated to obtain and maintain any regulatory approvals necessary to market and sell the Licensed Products (including pricing approvals and post-marketing commitments) and is also responsible for securing regulatory approval in countries outside of Europe and the United Kingdom. We have also agreed to provide Licensed Products to Alfasigma at the lower of cost or a price not to exceed certain agreed amounts.
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries and to commercialize bentracimab, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. From the inception of the Wacker License Agreement through June 30, 2021, we have incurred $0.6 million in costs under the Wacker License Agreement.
Viamet Asset Purchase Agreement
In January 2020, we entered into a purchase agreement, or the PB6440 Agreement, with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, Compounds. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. From the inception of the PB6440 Agreement through June 30, 2021, we have incurred $0.1 million in costs under the PB6440 Agreement.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Change
	2021	2020
Revenue
Sublicense revenue	$10,338	$—	$10,338
Total revenue	10,338	—	10,338
Operating expenses:
Research and development	27,366	20,856	6,510
General and administrative	4,025	3,242	783
Total operating expenses	31,391	24,098	7,293
Loss from operations	(21,053)	(24,098)	3,045
Other income (expense):
Loss from remeasurement of development derivative liability	(5,777)	(3,708)	(2,069)
Interest income	5	21	(16)
Interest expense	(254)	(379)	125
Foreign exchange gain	—	22	(22)
Total other expense	(6,026)	(4,044)	(1,982)
Net loss before income taxes	(27,079)	(28,142)	1,063
Provision for income taxes	1,600	—	1,600
Net loss	$(28,679)	$(28,142)	$(537)
Sublicense Revenue
Sublicense revenue was $10.3 million for the three months ended June 30, 2021, compared to zero for the three months ended June 30, 2020. The increase was attributable to the revenue we recognized from the initial payment pursuant to the Alfasigma Sublicense.
Research and Development Expense
Research and development expense was $27.4 million for the three months ended June 30, 2021, compared to $20.9 million for the three months ended June 30, 2020. The increase of $6.5 million was primarily attributable to increased drug manufacturing and clinical development activities related to bentracimab and costs associated with our general research and development efforts, partially offset by lower costs related to pemziviptadil.
The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Change
	2021	2020
Preclinical and clinical development	$24,079	$18,523	$5,556
Compensation and related benefits	1,843	1,790	53
Stock-based compensation	219	173	46
Facilities expense	399	180	219
Other	826	190	636
Total research and development expenses	$27,366	$20,856	$6,510

We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Change
	2021	2020
External research and development expense by program:
Bentracimab	$21,564	$13,036	$8,528
Pemziviptadil	2,218	5,220	(3,002)
Unallocated research and development expense:
Compensation and stock-based compensation	2,062	1,963	99
Other research and development	1,522	637	885
Total research and development expenses	$27,366	$20,856	$6,510
General and Administrative Expense
General and administrative expense was $4.0 million for the three months ended June 30, 2021, compared to $3.2 million for the three months ended June 30, 2020. The increase of $0.8 million was primarily attributable to increases in consulting costs and personnel expenses due to additional headcount.
Loss From Remeasurement of Development Derivative Liability
Loss from remeasurement of development derivative liability was $5.8 million for the three months ended June 30, 2021, compared to $3.7 million for the three months ended June 30, 2020. This liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The liability is remeasured at the end of each quarter as a Level 3 derivative.
Interest Income
Interest income was $5,000 for the three months ended June 30, 2021, compared to $21,000 for the three months ended June 30, 2020.
Interest Expense
Interest expense was $0.3 million for the three months ended June 30, 2021, compared to $0.4 million for the three months ended June 30, 2020. The decrease of $0.1 million was attributable to lower outstanding borrowings on the 2019 Loan during the three months ended June 30, 2021.
Income Tax Expense
Income tax expense was $1.6 million for the three months ended June 30, 2021, compared to zero for the three months ended June 30, 2020. The increase was attributable to international withholding tax on the initial payment from Alfasigma.

Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Change
	2021	2020
Revenue
Sublicense revenue	$10,338	$—	$10,338
Grant revenue	—	320	(320)
Total revenue	10,338	320	10,018
Operating expenses:
Research and development	49,686	32,305	17,381
General and administrative	7,352	6,401	951
Total operating expenses	57,038	38,706	18,332
Loss from operations	(46,700)	(38,386)	(8,314)
Other income (expense):
Loss from remeasurement of development derivative liability	(7,203)	(4,162)	(3,041)
Interest income	7	232	(225)
Interest expense	(539)	(757)	218
Foreign exchange gain (loss)	(2)	26	(28)
Total other expense	(7,737)	(4,661)	(3,076)
Net loss before income taxes	(54,437)	(43,047)	(11,390)
Provision for income taxes	1,600	—	1,600
Net loss	$(56,037)	$(43,047)	$(12,990)
Sublicense Revenue
Sublicense revenue was $10.3 million for the six months ended June 30, 2021, compared to zero for the six months ended June 30, 2020. The increase was attributable to the revenue we recognized from the initial payment pursuant to the Alfasigma Sublicense.
Grant Revenue
Grant revenue was zero for the six months ended June 30, 2021, compared to $0.3 million for the six months ended June 30, 2020. As of March 31, 2020, we had received all $2.8 million in funding available under the Small Business Innovation Research grants we received from the National Institutes of Health to support the clinical development of pemziviptadil for the treatment of PAH.
Research and Development Expense
Research and development expense was $49.7 million for the six months ended June 30, 2021, compared to $32.3 million for the six months ended June 30, 2020. The increase of $17.4 million was primarily attributable to increased costs associated with drug manufacturing and clinical development activities related to bentracimab, general research activities, and increased personnel costs due to additional headcount, partially offset by lower costs related to pemziviptadil .
The following table summarizes our research and development expenses by functional area for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Change
	2021	2020
Preclinical and clinical development	$43,370	$27,701	$15,669
Compensation and related benefits	3,660	3,377	283
Stock-based compensation	414	304	110
Facilities expense	767	445	322
Other	1,475	478	997
Total research and development expenses	$49,686	$32,305	$17,381
We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Change
	2021	2020
External research and development expense by program:
Bentracimab	$38,401	$19,904	$18,497
Pemziviptadil	4,419	6,946	(2,527)
Unallocated research and development expense:
Compensation and stock-based compensation	4,074	3,681	393
Other research and development	2,792	1,774	1,018
Total research and development expenses	$49,686	$32,305	$17,381
General and Administrative Expense
General and administrative expense was $7.4 million for the six months ended June 30, 2021, compared to $6.4 million for the six months ended June 30, 2020. The increase of $1.0 million was primarily attributable to increases in consulting costs, personnel expense due to additional headcount and insurance costs.
Loss From Remeasurement of Development Derivative Liability
Loss from remeasurement of derivative liability was $7.2 million for the six months ended June 30, 2021, compared to $4.2 million for the six months ended June 30, 2020. This liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The derivative liability was subsequently remeasured at the end of each quarter as a Level 3 derivative.
Interest Income
Interest income was $7,000 for the six months ended June 30, 2021, compared to $0.2 million for the six months ended June 30, 2020. The decrease of $0.2 million was attributable to lower balances of cash and cash equivalents and lower interest rates during 2021.
Interest Expense
Interest expense was $0.5 million for the six months ended June 30, 2021, compared to $0.8 million for the six months ended June 30, 2020. The decrease of $0.3 million was attributable to lower outstanding borrowings on the 2019 Loan during the six months ended June 30, 2021

Income Tax Expense
Income tax expense was $1.6 million for the six months ended June 30, 2021, compared to zero for the six months ended June 30, 2020. The increase was attributable to international withholding tax on the initial payment from Alfasigma.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and convertible preferred stock, borrowings under our term loans and funds we have received under the SFJ Agreement and funds we have received pursuant to the Alfasigma Sublicense. In future periods we expect SFJ to provide up to an additional $42.5 million of funding pursuant to the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of bentracimab. As of June 30, 2021, we had cash and cash equivalents of $64.5 million.
In December 2019, we filed a shelf registration statement on Form S-3, or the 2019 Shelf Registration Statement, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM Program, with Citigroup Global Markets Inc. and William Blair & Company, L.L.C. As of June 30, 2021, we have raised net proceeds of $2.9 million pursuant to the ATM Program from the sale of 561,848 shares of our common stock at a weighted-average price of $5.41 per share.
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide funding to support the development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. From the inception of the SFJ Agreement through June 30, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $77.5 million. In addition, we expect that SFJ will fund or reimburse an additional $12.5 million of clinical trial costs and other expenses. We are also eligible to receive up to an additional $30.0 million of funding upon the achievement of specific clinical development milestones with respect to our ongoing REVERSE-IT trial of bentracimab.
In March 2021, pursuant to the 2019 Shelf Registration Statement, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 18,400,000 shares of common stock at a public offering price of $3.50 per share, generating net proceeds of $60.2 million, after deducting underwriting discounts and commissions and other offering costs. We have $132.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.0 million may be sold under the ATM Program.
In July 2021, pursuant to the Alfasigma Sublicense, we received an upfront payment of $20.0 million from Alfasigma. We are eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments on net sales, with percentages starting in the low double digits and escalating up to the mid-twenties.
The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(21,290)	$(32,785)
Net cash used in investing activities	(385)	(1,179)
Net cash provided by financing activities	58,009	12,964
Net increase (decrease) in cash and cash equivalents	$36,334	$(21,000)
Operating Activities
Net cash used in operating activities was $21.3 million during the six months ended June 30, 2021. The use of cash primarily related to our net loss of $56.0 million, partially offset by non-cash expenses and a $1.2 million change in our operating assets and liabilities. The non-cash expenses consisted primarily of $23.7 million in research and development expenses paid for on our behalf by SFJ, $7.2 million from the loss from remeasurement of development derivative liability, $1.4 million in stock-based compensation and $1.1 million in depreciation and amortization. The change in our operating assets and liabilities was principally due to an increase in our deferred sublicense revenue of $9.7 million, a decrease of $8.9 million in prepaid expenses and other assets and an increase of $1.7 million in accrued expenses and other current liabilities primarily due to the timing of payments related to clinical trial activities for bentracimab and pemziviptadil, partially offset by an increase in the sublicense receivable of $18.4 million, and a decrease of $0.6 million in accounts payable.
Net cash used in operating activities was $32.8 million during the six months ended June 30, 2020. The use of cash primarily related to our net loss of $43.0 million, in addition to a $1.2 million change in our operating assets and liabilities. The use of cash was partially offset by non-cash expenses, primarily $5.7 million in research and development expenses paid on our behalf by SFJ, a $4.2 million loss from remeasurement of development derivative liability and $1.0 million in stock-based compensation. The change in our operating assets and liabilities was principally due to a $7.1 million increase in prepaid expenses as a result of drug manufacturing payments related to bentracimab, partially offset by a $4.3 million increase in accounts payable in the first half of 2020.
Investing Activities
Net cash used in investing activities was $0.4 million for the purchase of property and equipment during the six months ended June 30, 2021. Net cash used in investing activities was $1.2 million for the purchase of property and equipment and the acquisition of intellectual property rights during the six months ended June 30, 2020.
Financing Activities
Net cash provided by financing activities was $58.0 million during the six months ended June 30, 2021, due primarily to the receipt of $60.4 million in net proceeds from the March 2021 underwritten public offering, $0.2 million in proceeds from the exercise of stock options and $0.2 million in proceeds from shares purchased through the employee share purchase program, partially offset by $2.7 million in repayments of long-term debt. Net cash provided by financing activities was $13.0 million during the six months ended June 30, 2020, due primarily to the receipt of $12.6 million under the SFJ Agreement and $0.5 million in net proceeds from sales under the ATM Program, partially offset by $0.2 million in payments of stock offering costs.
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
We expect that our existing cash and cash equivalents as of June 30, 2021, in addition to the $20.0 million that we received from Alfasigma in July 2021 pursuant to the Alfasigma Sublicense and the $12.5 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse, will be sufficient to fund our operating expenses and capital requirements through the fourth quarter of 2022. We intend to devote our existing cash and cash equivalents to advance our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and potential commercialization of product candidates.
Our future capital requirements will depend on many factors, including:
•the progress and results of our ongoing and planned future clinical trials of bentracimab, pemziviptadil, PB6440 and our other preclinical programs;

•the timing and amount of payments we receive under the SFJ Agreement and the Alfasigma Sublicense;
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

There were no material changes to our critical accounting policies as disclosed in our audited financial statements for the years ended December 31, 2020 and 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021, other than as described below.
We identified the following policy as a new critical policy that reflects significant judgments or uncertainties and potentially may result in materially different results under different assumptions and conditions.

Sublicense revenue

In June 2021, we entered into the Alfasigma Sublicense, pursuant to which Alfasigma will provide funding in exchange for the exclusive rights to develop, use, sell, have sold, offer for sale and import any product composed of or containing bentracimab in the Sublicense Territory.

Sublicensing arrangements may contain multiple components, which may include (i) sublicenses; (ii) research and development activities; and (iii) the manufacturing and supply of certain materials. Payments pursuant to these arrangements may include non-refundable, upfront payments, milestone payments upon the achievement of significant regulatory and development events or sales of product at certain agreed upon amounts, sales milestones and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.
In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the sublicense agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations and (v) recognition of revenue as we satisfy each performance obligation.
We must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include such estimates as forecasted revenues and costs, development timelines, discount rates and probabilities of regulatory and commercial success. We also apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time.
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

With respect to the quarter ended June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary of Risk Factors
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in this “Risk Factors” section, including the following:
•The ongoing COVID-19 pandemic has and may continue to adversely impact our business and operations, including our clinical trials.
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
•If we receive regulatory approval for bentracimab, or alternatively if the SFJ Agreement is terminated, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the SFJ Agreement, SFJ could exercise its remedies as a holder of a first-priority security interest in our assets and our business could be materially harmed.
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
•Based on feedback from the U.S. Food & Drug Administration, or FDA, we intend to seek regulatory approval of bentracimab in the United States through an accelerated approval process. If we are not successful with this process, including the interim analysis, the development and commercialization of bentracimab could be delayed, abandoned or become significantly more costly.
•If Alfasigma does not satisfy its obligations under our agreement with them, or if they terminate our partnership with them, we may not be able to commercialize our partnered product candidates as planned and our expected revenue from this agreement could be materially affected.
•Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.
•As an organization, we have never completed pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.
•Elastin-like polypeptide, or ELP, is a novel technology, which makes it difficult to predict the time, risks and cost of development and the ability to subsequently obtain regulatory approval of our ELP product candidates.

•We may not be successful in our efforts to increase our pipeline of product candidates, including by pursuing additional indications for our current product candidates or in-licensing or acquiring additional product candidates for other diseases.
•Market acceptance of bentracimab, if approved, will depend heavily on the continued market acceptance and use of ticagrelor.
•We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of bentracimab, pemziviptadil, PB6440 and any other product candidates that we may pursue for clinical development as well as for commercial manufacture of bentracimab, pemziviptadil, PB6440 and any other product candidates that we may pursue, if we receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.
•If we fail to comply with our obligations in our current and future intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.
Risks Related to Our Financial Position and Capital Needs
The ongoing COVID-19 pandemic has and may continue to adversely impact our business and operations, including our clinical trials.
Our business operations have and may continue to be adversely affected by the effects of the ongoing COVID-19 pandemic. The U.S., state and local governments have and may in the future impose travel and other restrictions in order to reduce the spread of the disease and its variants, including state and local orders across the United States that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for all employees.
We have and may continue to experience disruptions due to the COVID-19 pandemic that could severely impact our business and clinical trials, including:
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
For our clinical trials that are planned to be conducted at sites in countries that are experiencing heightened impact from COVID-19, in addition to the risks listed above, we have and may continue to also experience the following adverse impacts:
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
We have commenced our pivotal REVERSE-IT trial for bentracimab and are currently working to identify and initiate additional clinical sites for this study, although the COVID-19 pandemic continues to impact the pace of site initiation and patient enrollment, including the types of patients enrolling in the trial. As of August 9, we have enrolled the first 143 patients in the REVERSE-IT trial and are targeting to release top-line results from the interim analysis later in 2021 and submit our BLA for bentracimab in mid-2022, although this timeline could be impacted by the continued scope and duration of the COVID-19 pandemic.
With respect to our pemziviptadil program, we are currently dosing patients in a randomized, double-blinded, controlled Phase 2b clinical trial in which we plan to enroll approximately 60 PAH patients to assess the safety, tolerability and efficacy of pemziviptadil. We currently expect to report the top-line results of this trial in mid-2022.
We have completed enrollment for our Phase 2b bentracimab trial, which is a multi-center, randomized, double-blind, placebo-controlled trial that is designed to evaluate the safety and efficacy of PB2452 in reversing the antiplatelet effects of ticagrelor in healthy adults who are older and elderly (ages 50 to 80) as part of a dual antiplatelet regimen including low-dose aspirin. We expect to report top-line results for this trial later in 2021.
We plan to initiate IND -enabling activities for PB6440 in 2021, which are expected to be followed by an IND submission in 2022, although those timelines could be impacted by the scope and duration of the COVID-19 pandemic.
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
The spread of COVID-19 and its variants, which has had a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the continued duration of, the COVID-19 pandemic may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and its variants could materially affect our business and the value of our common stock.
The global COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact our business and clinical trials will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease and its variants over time, the continued duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the efficacy and availability of vaccines and antiviral agents against the disease and the success of vaccination efforts. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.
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
We are a clinical-stage biopharmaceutical company. Since our inception, we have incurred significant net losses. Our net loss was $56.0 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $316.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, sales of shares of our common stock in an underwritten public offering pursuant to an effective shelf registration statement on Form S-3, private placements of convertible debt and convertible preferred stock, borrowings under our term loan, funds we have received under the SFJ Agreement and funds we have received pursuant to the Alfasigma Sublicense. In future periods we expect SFJ to provide up to $42.5 million of funding pursuant to the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of bentracimab. We have no products approved for commercialization and have never generated any revenue from product sales.
We have devoted substantially all of our financial resources and efforts to the development of our clinical and preclinical product candidates and our proprietary half-life extending ELP technology, including conducting preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
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

We have experienced net losses and negative cash flows from operations and, as of June 30, 2021, had an accumulated deficit of $316.8 million. We expect to continue to incur net losses for at least the next several years. As of June 30, 2021, we had cash and cash equivalents of $64.5 million. We believe that our existing cash and cash equivalents as of June 30, 2021, in addition to the $20.0 million that we received from Alfasigma in July 2021 pursuant to the Alfasigma Sublicense and the $12.5 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse pursuant to the SFJ Agreement, will be sufficient to fund our operating expenses and capital requirements through the fourth quarter of 2022. Our future capital requirements will depend on many factors, including:
•the progress and results of our ongoing and planned future clinical trials of bentracimab and pemziviptadil and our development of PB6440 and other preclinical programs;
•the timing and amount of any payments we receive under the SFJ Agreement, and our ability to comply with our capitalization requirements under the SFJ Agreement;
•the achievement of regulatory milestones, commercial milestones, and royalties that we are eligible to earn pursuant to the Alfasigma Sublicense;
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
We will require additional capital to commercialize bentracimab, pemziviptadil and PB6440. If we receive regulatory approval for any of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. Except with respect to the funding obligations pursuant to the SFJ Agreement and the Alfasigma License, we do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in June 2021 we issued and sold 18,400,000 shares of our common stock in an underwritten public offering pursuant to an effective shelf registration statement on Form S-3, resulting in immediate dilution to our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, under the SFJ Agreement, we granted SFJ a first-priority security interest in all of our assets related to bentracimab, subject only to the lien of SVB and WestRiver, or the Lenders, for existing indebtedness to the Lenders. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to intellectual property related to bentracimab. Similarly, our loan and security agreement with the Lenders is secured by a security interest in substantially all of our current and future assets. We are also obligated to comply with various other customary covenants, including restrictions on our ability to encumber our intellectual property assets. The security interests granted to SFJ and the Lenders may preclude future debt financing or make the terms of such financings less favorable.
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
If we receive regulatory approval for bentracimab, or alternatively if the SFJ Agreement is terminated, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the SFJ Agreement, SFJ could exercise its remedies as a holder of a first-priority security interest in our assets and our business could be materially harmed.
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
If Alfasigma does not satisfy its obligations under our agreement with them, or if they terminate our partnership with them, we may not be able to commercialize our partnered product candidates as planned and our expected revenue from thiese agreements could be materially affected.
We have entered into an exclusive sublicense agreement with Alfasigma under which we granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import the Licensed Products in the Sublicense Territory. Under the Alfasigma Sublicense, we are responsible for developing the Licensed Products and securing regulatory approval with the EMA and the MHRA, including in accordance with the SFJ Agreement, after which any marketing authorizations will be assigned to Alfasigma. Alfasigma is obligated to obtain and maintain any regulatory approvals necessary to market and sell the Licensed Products (including pricing approvals and post-marketing commitments) and is also responsible for securing regulatory approval in countries outside of Europe and the United Kingdom. We will supply Alfasigma’s requirements for Licensed Product at the lower of cost or a price not to exceed certain agreed amounts.
Alfasigma may not fulfill all of its obligations under this agreement, and, in certain circumstances, they or we may terminate the sublicense. In such an event, we may be unable to assume the sublicense responsibilities or find a suitable alternative commercial partner to commercialize the Licensed Products in the Sublicense Territory. If Alfasigma elected to promote alternative products and product candidates, such as its own products and product candidates, in preference to those licensed from us, does not devote an adequate amount of time and resources to our product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the commercialization of the Licensed Products could be delayed or terminated, future payments to us could be delayed, reduced or eliminated, and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the Licensed Products in the Sublicensed Territory is dependent on the efforts of Alfasigma.
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
•Alfasigma's ability to successfully launch, distribute and sell bentracimab pursuant to the Alfasigma Sublicense;
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

The FDA’s accelerated approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. Based on feedback from the FDA, our strategy is to use an accelerated approval pathway that may require that our REVERSE-IT trial of bentracimab be ongoing at the time of BLA approval. To support our BLA submission for accelerated approval, the FDA recommended an interim analysis of biomarker data from an initial subset of 100 patients, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure, in our REVERSE-IT trial, together with safety data from our Phase 2 clinical trials, although the FDA indicated that whether there are an adequate number of patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure would be a review issue.

We intend to complete the REVERSE-IT trial and establish a post-approval registry in accordance with FDA requirements. With regards to the 200 total patients needed for full enrollment of the REVERSE-IT trial, our protocol provides that no more than approximately two-thirds of patients can come from either the uncontrolled major or life-threatening bleeding population or the patient population requiring urgent surgery or an invasive procedure. The CHMP, of the EMA, has also generally agreed with our proposed clinical development plan for bentracimab.

As of August 9, 2021, we have enrolled 143 patients in the REVERSE-IT trial. Because the total number of patients enrolled to date includes 138 patients who required urgent surgery or an invasive procedure, this cohort of the trial has been fully enrolled, and trial sites have shifted focus to enrolling patients with uncontrolled major or life-threatening bleeding events. We intend to submit our BLA for potential accelerated approval based on an interim analysis of these first 143 patients, all of whom have been measured against the same VerifyNow PRUTest biomarker and hemostasis endpoints. For our interim analysis, we elected to continue to enroll ticagrelor patients in excess of our prior target of approximately 100 patients in order to take advantage of our robust surgical enrollment and due to continued uncertainties caused by the COVID-19 pandemic and its potential impact on future patient availability. We are targeting to release top-line results from the interim analysis later in 2021 and to submit our BLA in mid-2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic.

We intend to continue to enroll patients in the REVERSE-IT trial and will primarily target enrolling patients with uncontrolled major or life-threatening bleeding. We are continuing to attempt to accelerate enrollment of these patients, including by working to increase the number of enrolling clinical trial sites in the United States, Canada, and the European Union as we believe that a broader site footprint will increase the probability of enrolling these patients. We are also expecting to begin enrolling patients in China for the REVERSE-IT trial later in 2021.

Following the submission of our BLA, the FDA could determine that we did not enroll a sufficient number of patients in the REVERSE-IT trial, including patients with uncontrolled major or life-threatening bleeding, for all or some of the proposed indications we intend to pursue. Further, the FDA may require us to conduct extensive post-approval studies or require us to make modifications to our ongoing REVERSE-IT trial after approval and marketing.
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
Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Additionally, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.
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
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. It is currently unclear whether the MHRA in the United Kingdom is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our product candidates in the United Kingdom and limit our ability to generate revenue in that territory. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there may be additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.
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
•Alfasigma's ability to achieve a successful commercial launch of bentracimab in its target countries pursuant to the Alfasigma Sublicense;

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
We do not have sales or marketing infrastructure. To achieve commercial success for bentracimab, pemziviptadil, PB6440 or any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization or identify a commercialization partner. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
Pursuant to the Alfasigma Sublicense, we granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import any product composed of or containing bentracimab in the Sublicense Territory. If we are unable to establish our own sales, marketing and distribution capabilities in other countries or regions and are forced to enter into arrangements with, and rely on, other third parties to perform these services, our revenue and our profitability, if any, are likely to be lower than if we had developed such capabilities ourselves. In addition, we may not be successful in entering into additional arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with additional third parties, we will not be successful in commercializing our product candidates.
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
In addition, we are aware of several other products and product candidates as potential treatments for treatment-resistant hypertension that could compete with PB6440. Although we anticipate that PB6440 may be used as a complement to patients’ existing antihypertensive therapies, we expect to compete with existing generic treatments for hypertension that target the mineralocorticoid receptor. In addition to the currently approved mineralocorticoid receptor antagonists, eplerenone and spironolactone, we are also aware of a number of therapies in clinical development for the treatment of resistant hypertension with which PB6440 would compete if approved, including CIN-107, an aldosterone synthase inhibitor currently being evaluated by CinCor Pharma, Inc. in a Phase 2 clinical trial and MLS-101, an aldosterone synthase inhibitor being studied by Mineralys Therapeutics, which is in Phase 2 development.
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
We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of bentracimab, pemziviptadil, PB6440 and any other product candidates that we may pursue, for clinical development as well as for commercial manufacturing, if we receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of bentracimab, pemziviptadil, PB6440 and any other product candidates that we may pursue, for clinical development as well as for commercial manufacture of bentracimab, pemziviptadil, PB6440 and any other product candidates which we may pursue, if we receive marketing approval. We also rely on a proprietary E. coli strain owned by Wacker, which we have licensed for the production of bentracimab. Our reliance on Wacker’s E. coli strain increases the risk that we will not have sufficient quantities of bentracimab or be able to obtain quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.
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
Our product candidates, and any drugs that we may develop, may compete with other product candidates and drugs for access to manufacturing facilities. The performance of our third-party manufacturers have been and may in the future be interrupted by production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic. There are no assurances we would be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us in a timely manner. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.
We are collaborating with SFJ for the development of bentracimab and with Alfasigma for the commercialization of bentracimab in Europe and certain other geographic areas, and we may seek additional collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
We are collaborating with SFJ for the development of bentracimab and with Alfasigma for the commercialization of bentracimab in Europe and certain other geographic regions. We may seek additional third-party collaborators for the development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any such arrangements include regional and national pharmaceutical companies and biotechnology companies. If we enter into any additional such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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
•to the extent they are not otherwise prohibited in our agreements with them, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

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
Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If SFJ, Alfasigma or any future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.
We may seek to establish additional collaborations, and if we are unable to do so, we may have to alter our development and commercialization plans.
Our product development programs and the potential commercialization of our product candidates will require substantial additional capital. We are collaborating with SFJ for the development of bentracimab and with Alfasigma for the commercialization of bentracimab in Europe and certain other geographic regions. For our other product candidates, we may decide to establish additional collaborations with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.
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
As of the date of this Quarterly Report on Form 10-Q, our patent estate contained at least 23 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 26 United States patents, 13 United States patent applications, 124 foreign patents and 71 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
If we fail to comply with our obligations in our current and future intellectual property licenses with third parties, including the SFJ Agreement and the Alfasigma Sublicense, we could lose rights that are important to our business.
We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of bentracimab, pemziviptadil and our ELP technology. These license agreements impose diligence, development and commercialization timelines and milestone payments, royalties, insurance and other obligations on us. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor and may face other penalties. Such an occurrence would materially adversely affect our business prospects.
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

Additionally, in connection with the Alfasigma Sublicense, in June 2021 we and Alfasigma entered into an Acknowledgement of Grant of Sublicense with MedImmune, which provides for, among other things, a potential assignment of the Alfasigma Sublicense from us to MedImmune or a potential assignment of the Medimmune License from us to Alfasigma, in either case in the event that we breach certain obligations under the Medimmune License that are not cured or remedied and SFJ has grounds to execute a “Program Transfer” (as defined in the SFJ Agreement) but elects not to do so, which could result in a loss of our bentracimab intellectual property rights and related revenue streams and our business would be materially harmed.
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

If we continue to rely on third parties to manufacture or commercialize bentracimab, pemziviptadil, PB6440 or any future product candidates, or if we continue to collaborate with additional third parties for the development of bentracimab, pemziviptadil, PB6440 or any future product candidates, we must, at times, share trade secrets with them. We may also continue to conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.
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
•the federal civil and criminal false claims laws, including, without limitation, the federal False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the United States federal government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses;
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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed on procedural grounds a challenge that argued that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and will remain open through August 15, 2021.
The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District Court for the District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
As of June 30, 2021, we had approximately 55 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
The stock market in general has, and the Nasdaq Global Market and biotechnology companies in particular have, experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

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
On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act, which significantly revises the United States Internal Revenue Code of 1986, as amended. Future guidance from the United States Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, on March 27, 2020, President Trump signed into law the CARES Act, which modifies the Tax Act in certain respects. Changes in corporate tax rates, the realization of net deferred tax assets relating to our United States operations, the taxation of foreign earnings and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future United States tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.
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
We have incurred and will continue to incur increased costs and demands upon management as a result of being a public company.
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
Item 2.    Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits
The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018

3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018

4.1	Form of Warrant to Purchase Shares of Series B Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. on December 22, 2009.	S-1	333-227474	4.2	September 21, 2018

4.2	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018

4.3	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018

4.4	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.	10-K	001-38697	4.4	March 26, 2019

4.5	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.	10-K	001-38697	4.5	March 26, 2019

4.6	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on July 26, 2019.	10-Q	001-38697	4.6	August 14, 2019

4.7	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on July 26, 2019.	10-Q	001-38697	4.7	August 14, 2019

4.8	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 2, 2019.	10-Q	001-38697	4.8	November 14, 2019

4.9	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on October 2, 2019.	10-Q	001-38697	4.9	November 14, 2019

4.10	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to SFJ Pharmaceuticals X, Ltd. on January 9, 2020	10-K	001-38697	4.10	March 30, 2020

4.11	Description of PhaseBio Pharmaceuticals, Inc. Common Stock	10-K	001-38697	4.11	March 30, 2020

10.1#†	License Agreement, dated as of June 16, 2021, by and between PhaseBio Pharmaceuticals, Inc. and Alfasigma, S.p.A.

10.2#†	Acknowledgement of Grant of a Sublicense in Accordance with the License Agreement between Medimmune Limited and PhaseBio Pharmaceuticals, Inc. and Related Options

31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

PHASEBIO PHARMACEUTICALS INC.

August 12, 2021	By:	/s/ John P. Sharp
John P. Sharp Chief Financial Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)