Form 10-Q
period 2021-09-30
PhaseBio Pharmaceuticals Inc
filed 2021-11-10
CIK 1169245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Common Stock	Outstanding Shares as of November 8, 2021
Common Stock, $0.001 par value	48,089,983

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
PHASEBIO PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$56,357	$28,122
Prepaid expenses and other assets	8,884	12,027
Total current assets	65,241	40,149
Property and equipment, net	10,841	8,224
Operating lease right-of-use assets	1,586	1,927
Other assets	57	57
Total assets	$77,725	$50,357
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$5,399	$5,355
Current portion of deferred sublicense revenue	1,414	—
Accounts payable	8,521	3,674
Accrued expenses and other current liabilities	6,123	5,931
Total current liabilities	21,457	14,960
Long-term debt, net	2,718	6,773
Operating lease liabilities, net	1,182	1,548
Deferred sublicense revenue, net	7,913	—
Development derivative liability	94,037	51,719
Other long-term liabilities	747	559
Total liabilities	128,054	75,559
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 48,092,450 shares issued and 48,062,483 shares outstanding at September 30, 2021; 29,471,854 shares issued and 29,441,887 shares outstanding at December 31, 2020	48	29
Treasury stock, at cost, 29,967 shares as of September 30, 2021 and December 31, 2020	(24)	(24)
Additional paid-in capital	298,331	235,516
Accumulated deficit	(348,684)	(260,723)
Total stockholders’ deficit	(50,329)	(25,202)
Total liabilities and stockholders' deficit	$77,725	$50,357

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Sublicense revenue	$335	$—	$10,673	$—
Grant revenue	—	—	—	320
Total revenue	335	—	10,673	320
Operating expenses:
Research and development	25,066	17,416	74,752	49,721
General and administrative	3,845	3,076	11,197	9,477
Total operating expenses	28,911	20,492	85,949	59,198
Loss from operations	(28,576)	(20,492)	(75,276)	(58,878)
Other expense:
Loss from remeasurement of development derivative liability	(3,136)	(4,273)	(10,339)	(8,435)
Interest income	4	3	11	235
Interest expense	(222)	(362)	(761)	(1,119)
Foreign exchange gain (loss)	6	(19)	4	7
Total other expense	(3,348)	(4,651)	(11,085)	(9,312)
Net loss before income taxes	(31,924)	(25,143)	(86,361)	(68,190)
Provision for income taxes	—	—	1,600	—
Net loss	$(31,924)	$(25,143)	$(87,961)	$(68,190)
Net loss per common share, basic and diluted	$(0.66)	$(0.86)	$(2.07)	$(2.36)
Weighted average common shares outstanding, basic and diluted	48,046,307	29,243,181	42,499,685	28,941,669

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	29,471,854	$29	(29,967)	$(24)	$235,516	$(260,723)	$(25,202)
Issuance of common stock in public offering, net	18,400,000	19	—	—	60,065	—	60,084
Exercises of stock options	110,146	—	—	—	217	—	217
Stock-based compensation	—	—	—	—	670	—	670
Net loss	—	—	—	—	—	(27,358)	(27,358)
Balance at March 31, 2021	47,982,000	48	(29,967)	(24)	296,468	(288,081)	8,411
Stock offering costs	—	—	—	—	157	—	157
Exercises of stock options	3,615	—	—	—	6	—	6
Issuance of common stock under employee stock purchase plan	72,105	—	—	—	202	—	202
Stock-based compensation	—	—	—	—	728	—	728
Net loss	—	—	—	—	—	(28,679)	(28,679)
Balance at June 30, 2021	48,057,720	48	(29,967)	(24)	297,561	(316,760)	(19,175)
Exercises of stock options	34,730	—	—	—	50	—	50
Stock-based compensation	—	—	—	—	720	—	720
Net loss	—	—	—	—	—	(31,924)	(31,924)
Balance at September 30, 2021	48,092,450	$48	(29,967)	$(24)	$298,331	$(348,684)	$(50,329)

Balance at December 31, 2019	28,796,371	$29	(29,967)	$(24)	$222,131	$(162,158)	$59,978
Issuance of common stock warrants	—	—	—	—	7,925	—	7,925
Exercise of stock options	14,236	—	—	—	17	—	17
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(14,905)	(14,905)
Balance at March 31, 2020	28,810,607	29	(29,967)	(24)	230,544	(177,063)	53,486
Issuance of common stock in public offering, net	80,523	—	—	—	473	—	473
Exercises of stock options	404	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	575	—	575
Net loss	—	—	—	—	—	(28,142)	(28,142)
Balance at June 30, 2020	28,891,534	29	(29,967)	(24)	231,593	(205,205)	26,393
Issuance of common stock in public offering, net	481,325	—	—	—	2,469	—	2,469
Exercises of stock options	16,429	—	—	—	24	—	24
Stock-based compensation	—	—	—	—	609	—	609
Net loss	—	—	—	—	—	(25,143)	(25,143)
Balance at September 30, 2020	29,389,288	$29	(29,967)	$(24)	$234,695	$(230,348)	$4,352

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(87,961)	$(68,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,187	166
Stock-based compensation	2,118	1,655
Loss from remeasurement of development derivative liability	10,339	8,435
Non-cash interest expense	244	381
Non-cash research and development expense	25,278	14,748
Other non-cash transactions	—	100
Changes in operating assets and liabilities:
Other receivables	—	1,233
Prepaid expenses and other assets	5,630	(6,958)
Accounts payable	4,978	(1,117)
Accrued expenses and other current liabilities	1,438	935
Deferred sublicense revenue	9,327	—
Net cash used in operating activities	(27,422)	(48,612)
Investing activities
Purchases of property and equipment	(1,023)	(1,257)
Acquisition of intellectual property rights	—	(100)
Net cash used in investing activities	(1,023)	(1,357)
Financing activities
Proceeds from development derivative liability	—	13,861
Proceeds from issuance of common stock in public offering, net	60,336	2,942
Payments of deferred stock offering costs	(40)	(184)
Proceeds from exercise of stock options	273	42
Issuance of common stock through employee stock purchase plan	202	—
Repayments of long-term debt	(4,091)	(1,364)
Net cash provided by financing activities	56,680	15,297
Net increase (decrease) in cash and cash equivalents	28,235	(34,672)
Cash and cash equivalents at the beginning of the period	28,122	74,025
Cash and cash equivalents at the end of the period	$56,357	$39,353
Supplemental disclosure for cash flow
Cash paid for interest	$517	$737
Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in conjunction with development derivative liability	$—	$7,925
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$—	$576
Purchases of property and equipment by incurring development derivative liability	$4,160	$3,105
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$867

See accompanying notes to unaudited condensed financial statements.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
1.    Organization and Description of Business
Description of Business
PhaseBio Pharmaceuticals, Inc. (the “Company”) was incorporated as a Delaware corporation on January 10, 2002. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases. The Company’s lead product candidate, bentracimab (also known as PB2452), is a novel reversal agent for the antiplatelet drug ticagrelor currently in a pivotal Phase 3 clinical trial, which the Company is developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. The Company’s second product candidate, pemziviptadil (also known as PB1046), is in Phase 2 development for the treatment of pulmonary arterial hypertension ("PAH"). Pemziviptadil utilizes the Company’s proprietary half-life extending elastin-like polypeptide technology, which also serves as an engine for the Company’s preclinical pipeline. The Company is also developing its preclinical product candidate, PB6440, for treatment-resistant hypertension.
Liquidity
The Company has experienced net losses and negative cash flows from operations and, as of September 30, 2021, had an accumulated deficit of $348.7 million. The Company expects to continue to incur net losses for at least the next several years. As of September 30, 2021, the Company had cash and cash equivalents of $56.4 million and working capital of $43.8 million. In January 2020, the Company entered into a co-development agreement ("SFJ Agreement") with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company ("SFJ"), pursuant to which SFJ provides funding and operational support for the clinical development of bentracimab. Management believes that its existing cash and cash equivalents as of September 30, 2021, in addition to the $10.9 million in clinical trial costs and other expenses that the Company expects SFJ will fund or reimburse pursuant to the SFJ Agreement, will be sufficient to fund operating expenses and capital requirements through the fourth quarter of 2022.
In July 2021, the Company received a $20.0 million upfront payment upon entering into an exclusive sublicense agreement ("Alfasigma Sublicense") with Alfasigma S.p.A ("Alfasigma"), for the commercialization of any product composed of or containing bentracimab (the "Licensed Products") in the European Union and European Economic Area, as well as the United Kingdom, Russia, Ukraine and certain other countries within the Commonwealth of Independent States, Europe and central Asia (the "Sublicense Territory").
The Company plans to address its future liquidity needs through the pursuit of additional funding through a combination of equity or debt financings, or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, there is no assurance that these funding efforts will be successful. The Company currently has an effective shelf registration statement on Form S-3 ("2019 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"), which expires in January 2023. The 2019 Shelf Registration Statement currently permits (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of common stock that may be issued and sold under an "at-the-market" sales agreement (the "ATM Program"). As of September 30, 2021, the Company has sold 561,848 shares of common stock pursuant to the ATM Program for net proceeds of $2.9 million. During the nine months ended September 30, 2021, the Company sold 18,400,000 shares of common stock in an underwritten offering pursuant to the 2019 Shelf Registration Statement for net proceeds of $60.2 million, after deducting underwriting discounts and commissions and other offering costs. As of September 30, 2021, the Company had $132.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.0 million may be sold under the ATM Program.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed financial statements have been made. Although these interim condensed financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim condensed financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021, wherein a more complete discussion of significant accounting policies and certain other information can be found.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Fair Value of Financial Instruments
The carrying amounts of prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair value because of the short maturity of these items. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair values of the term loan and operating lease liabilities and corresponding right-of-use assets approximate their respective carrying values.
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
Leases
At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of September 30, 2021 or December 31, 2020.
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
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in either the nine months ended September 30, 2021 or the year ended December 31, 2020.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	As of September 30,
	2021	2020
Common stock options	4,367,123	3,717,406
Warrants to purchase common stock	2,349,595	2,349,595
Employee stock purchase plan	310,943	341,930
Total	7,027,661	6,408,931
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Total	Fair Value Measurements at Reporting Date
		Level 1	Level 2	Level 3
As of September 30, 2021:
Assets
Cash equivalents	$56,107	$56,107	$—	$—
Liabilities
Development derivative liability (Note 8)	$94,037	$—	$—	$94,037
As of December 31, 2020:
Assets
Cash equivalents	$27,872	$27,872	$—	$—
Liabilities
Development derivative liability (Note 8)	$51,719	$—	$—	$51,719
4.    Property and Equipment
The following table presents the composition of property and equipment, net (in thousands):

	As of September 30, 2021	As of December 31, 2020
Lab equipment	$12,819	$8,994
Computer hardware, software and telephone	148	140
Furniture and fixtures	221	107
Leasehold improvements	104	67
Construction in progress	862	1,042
	14,154	10,350
Less accumulated depreciation	(3,313)	(2,126)
Property and equipment, net	$10,841	$8,224

Depreciation expense was $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.
5.    Accrued Expenses and Other Current Liabilities
The following table presents the composition of accrued expenses and other current liabilities (in thousands):

	As of September 30, 2021	As of December 31, 2020
Accrued clinical and related costs	$3,272	$2,753
Accrued compensation and related costs	1,841	2,260
Accrued interest	44	69
Current portion of operating lease liability	485	459
Accrued other	481	390
Accrued expenses and other current liabilities	$6,123	$5,931

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
6.    Debt
March 2019 Loan Agreement with Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.
In March 2019, the Company entered into a loan (the "2019 Loan") with Silicon Valley Bank ("SVB") and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”), pursuant to which the Company could borrow up to $15.0 million, issuable in three separate tranches (“Advances”), of $7.5 million (“Tranche 1”), which was issued upon execution of the 2019 Loan; $2.5 million, which was issued in May 2019 (“Tranche 2”) and $5.0 million, which was issued in October 2019 (“Tranche 3”), which the Company was required to draw upon the achievement of certain regulatory milestones (the “Tranche 3 Milestones”).
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
The Company’s obligations under the 2019 Loan are secured by a first-priority security interest in substantially all of the Company’s current and future assets. The Company is also obligated to comply with various other customary covenants, including restrictions on the Company’s ability to encumber its intellectual property assets. The Company was in compliance with all covenants under the 2019 Loan as of September 30, 2021.
The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowings of Tranches 1, 2 and 3. The balance of the Final Payment liability was $0.7 million as of September 30, 2021 and is included in other long-term liabilities on the condensed balance sheet. The debt discount and Final Payment liability are being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense, including amortization of the debt discount related to the term debt and the Final Payment liability, totaled $0.2 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.
The following table sets forth by year the Company’s required future principal payments as of September 30, 2021 (in thousands):

Years Ending December 31,
2021 (remaining three months)	$1,364
2022	5,455
2023	1,363
Thereafter	—
Total principal payments	8,182
Less unamortized loan fees	(65)
Total term loan borrowings	$8,117

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
7.    Deferred Sublicense Revenue

In June 2021, the Company entered into the Alfasigma Sublicense with Alfasigma, under which the Company granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import the Licensed Products in the Sublicense Territory. Under the terms of the Alfasigma Sublicense, the Company received a $20.0 million upfront payment from Alfasigma in July 2021 and will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments based on net sales, with percentages starting in the low double digits and escalating to the mid-twenties. Also, as part of the overall arrangement, the Company has agreed to supply the Licensed Products to Alfasigma at the lower of cost or a price not to exceed certain agreed amounts.
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
The transaction price was allocated to the three performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the Development and Regulatory Activities and the Supply of Licensed Product was estimated using the expected cost-plus margin approach. The Company allocated the upfront portion of the transaction price to the performance obligations as of September 30, 2021 as follows (in thousands):

	Transaction Price	Cumulative Sublicense Revenue Recognized	Deferred Sublicense Revenue
License	$10,223	$10,223	$—
Development and Regulatory Services	2,647	450	2,197
Supply of License Product	7,130	—	7,130
	$20,000	$10,673	9,327
Less current portion of long-term deferred sublicense revenue			(1,414)
Total long-term deferred sublicense revenue			$7,913

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
From the inception of the SFJ Agreement through September 30, 2021, SFJ has provided funding and paid for amounts on the Company's behalf in the aggregate amount of $79.1 million under the SFJ Agreement. In addition, the Company expects that SFJ will fund or reimburse an additional $10.9 million of clinical trial costs and other expenses. The Company is also eligible to receive up to an additional $30.0 million upon the achievement of specified milestones with respect to the Company's clinical development of bentracimab.
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
The Company accounts for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. At September 30, 2021, the derivative is presented as a liability in the Company's condensed balance sheet. Any changes in fair value are recorded within the Company's condensed statements of operations. The liability was initially recorded at a value of $2.1 million, which incorporates the $10.0 million upfront payment from SFJ and the issuance of the Company's common stock warrants to SFJ. During the nine months ended September 30, 2021, SFJ provided additional funding and paid for amounts on the Company's behalf in the aggregate amount of $32.0 million, and the development derivative liability was subsequently remeasured at September 30, 2021, as a Level 3 derivative. The change in fair value was $3.1 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively, and $10.3 million and $8.4 million for the nine months ended September 30, 2021 and 2020, respectively.
The development derivative liability is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
adjusted discount rate. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of funding, (ii) the probability and timing of achieving regulatory approvals, (iii) the Company's cost of borrowing (16.00% plus the risk free borrowing rate) and (iv) SFJ's cost of borrowing (2.50% plus the risk free borrowing rate).
The following table presents activity for the development derivative liability during the nine months ended September 30, 2021 (in thousands):

Development Derivative Liability
Balance at December 31, 2020	$51,719
Funding during the period	31,979
Change in fair value	10,339
Balance at September 30, 2021	$94,037
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
In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to July 2018 and again to September 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. In June 2020, the Company entered into a lease for additional office space in Malvern, Pennsylvania, which expires in September 2023. As of September 30, 2021, the weighted average remaining lease term for the Company’s leases was 4.0 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 5.8%.
Maturities of operating lease liabilities as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (remaining three months)	$143
2022	555
2023	419
2024	279
2025	283
Thereafter	215
Total future minimum lease payments	1,894
Less: Present value adjustment	(227)
Operating lease liabilities	$1,667

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The Company recognizes rent expense for the operating leases on a straight-line basis. Rent expense was $0.2 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.
11.    Stockholders’ Equity
Shelf Registration Statement
In December 2019, the Company filed the 2019 Shelf Registration Statement on Form S-3, which became effective in January 2020. The 2019 Shelf Registration Statement, which expires in January 2023, permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of the Company's common stock that may be issued and sold in "at-the-market" sales under the ATM Program. As of September 30, 2021, the Company has $132.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.0 million may be sold under the ATM Program.
Shares Sold Under the ATM Program
As of September 30, 2021, the Company has sold 561,848 shares of common stock pursuant to the ATM Program for gross proceeds of $2.9 million.
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
12.    Stock-Based Compensation
Stock-based compensation expense has been reported in the Company’s condensed statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$496	$422	$1,480	$1,164
Research and development	224	187	638	491
Total stock-based compensation	$720	$609	$2,118	$1,655

As of September 30, 2021, the total unrecognized compensation expense related to unvested employee and non-employee stock options was $5.1 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
In October 2018, the Company's board of directors and stockholders approved the ESPP, which became effective on October 17, 2018. The ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code.
Under the ESPP, eligible employees are granted rights to purchase shares of common stock, which are funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan, and the Company recorded stock-based compensation expense of $0.1 million and $46,000 for the three months ended September 30, 2021 and 2020,

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. The Company issued 72,105 and zero shares of common stock under the ESPP for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, the total unrecognized compensation expense related to the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of approximately 0.6 years.
13.    License and Other Agreements
MedImmune Limited License Agreement
In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly-owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). The Company has made contingent milestone payments of $3.0 million and is obligated to make remaining contingent milestone payments totaling up to an aggregate of $15.0 million upon the achievement of clinical development and regulatory milestones. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company incurred no royalty costs under the MedImmune License in the three and nine months ended September 30, 2021 and 2020.
The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of bentracimab and provides MedImmune with the return of rights to bentracimab if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. The Company incurred no third-party product storage costs in the three and nine months ended September 30, 2021 and 2020. AstraZeneca is a stockholder of the Company.
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
The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of September 30, 2021, the Company was in compliance with its development obligations.
The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through September 30, 2021.
Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional non-royalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $1.0 million. The Company incurred no costs under the Duke License in the three and nine months ended September 30, 2021 and 2020.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Alfasigma Sublicense
In June 2021, the Company entered into the Alfasigma Sublicense with Alfasigma under which the Company granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import the Licensed Products in the Sublicense Territory. Under the terms of the Alfasigma Sublicense, in July 2021, the Company received a $20.0 million upfront payment from Alfasigma and will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments on net sales, with percentages starting in the low double digits and escalating to the mid-twenties.
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
Wacker License Agreement
In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries, and to commercialize bentracimab, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company completed a technology transfer of its current manufacturing process for bentracimab from Wacker to BioVectra Inc. (“BioVectra”), another cGMP contract manufacturer, and has engaged BioVectra to manufacture drug substance for the Company’s ongoing clinical trials and to manufacture commercial supply of bentracimab following regulatory approval, if obtained. The Company incurred $0.1 million under the Wacker License Agreement for each of the three months ended September 30, 2021 and 2020, and $0.3 million for each of the nine months ended September 30, 2021 and 2020.
Viamet Asset Purchase Agreement
In January 2020, the Company entered into a purchase agreement ("PB6440 Agreement") with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd. (the "Sellers"), pursuant

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
to which the Company acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by the Company under the PB6440 Agreement (together, "Compounds"). Under the terms of the PB6440 Agreement, the Company paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. The Company incurred zero in costs under the PB6440 Agreement for each of the three months ended September 30, 2021 and 2020, and zero and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.
BioVectra Supply Agreement
In March 2021, the Company entered into a supply agreement ("BioVectra Agreement"), with BioVectra for the manufacture and supply by BioVectra of bulk drug substance for bentracimab for commercial distribution following regulatory approval, if obtained. The Company has also engaged BioVectra to manufacture drug substance for the Company's ongoing clinical trials.
Under the terms of the BioVectra Agreement, BioVectra has committed to maintaining capacity to manufacture an agreed number of batches of product each year for commercial distribution, and the Company has committed to purchase a specified minimum number of batches of product per year (the "Minimum Annual Commitment"), although it is free to contract with third parties for the manufacture of bentracimab. The Company will pay a supply price per batch of bentracimab to be determined after the manufacturing process for the bentracimab is validated in accordance with the BioVectra Agreement, plus the cost of certain consumables, raw materials, and third-party testing.
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
14.    Revenue
Sublicense revenue
Sublicense revenue relates to the revenue that the Company recognized in relation to the Alfasigma Sublicense. The Company recognized sublicense revenue of $0.3 million and zero in the three months ended September 30, 2021 and 2020, respectively, and $10.7 million and zero for the nine months ended September 30, 2021 and 2020, respectively.
Grant revenue
In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of pemziviptadil for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the United States government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. As of March 31, 2020, the Company had received all $2.8 million in funding available under the SBIR grant. The Company recognized zero revenue under the SBIR grants in each of the three months ended September 30, 2021 and 2020, and zero and $0.3 million revenue for the nine months ended September 30, 2021 and 2020, respectively.

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
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiopulmonary diseases. Our lead product candidate, bentracimab (also known as PB2452), is a novel reversal agent for the antiplatelet drug ticagrelor currently in a pivotal Phase 3 clinical trial, which we are developing for the reversal of the antiplatelet effects of ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of bentracimab in the United States through an accelerated approval process. Our second product candidate, pemziviptadil (also known as PB1046), is a once-weekly fusion protein currently in a Phase 2b clinical trial for the treatment of pulmonary arterial hypertension, or PAH. Pemziviptadil utilizes our proprietary half-life extending elastin-like polypeptide, or ELP, technology, which also serves as an engine for our preclinical pipeline. We are also developing our preclinical product candidate, PB6440, for treatment-resistant hypertension. Except for the rights that we granted to Alfasigma S.p.A., or Alfasigma, for bentracimab, we retain worldwide commercial rights to all of our product candidates.
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

The FDA granted Breakthrough Therapy designation for bentracimab in April 2019, and the European Medicines Agency, or the EMA, granted bentracimab Priority Medicines, or PRIME, designation in February 2020. The FDA previously provided feedback that we could submit a Biologics License Application, or BLA, for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our REVERSE-IT trial. For the interim analysis, the FDA also recommended that approximately 50 patients enrolled have uncontrolled major or life-threatening bleeding and approximately 50 require urgent surgery or an invasive procedure, although the FDA indicated that whether there are an adequate number of patients in either group would be a review issue.
We intend to complete the REVERSE-IT trial and establish a post-approval registry in accordance with FDA requirements. With regard to the 200 total patients needed for full enrollment of the REVERSE-IT trial, our protocol provides that no more than approximately two-thirds of patients can come from either the uncontrolled major or life-threatening bleeding population or the patient population requiring urgent surgery or an invasive procedure. The Committee for Medicinal Products for Human Use, or CHMP of the EMA has also generally agreed with our proposed clinical development plan for bentracimab.
In August 2021, we completed and announced enrollment of the first 143 patients in the REVERSE-IT trial, effectively reaching our interim analysis milestone. Because the total number of patients enrolled included 138 patients who required urgent surgery or an invasive procedure, this cohort of the trial has been fully enrolled, and trial sites have shifted focus to enrolling patients with uncontrolled major or life-threatening bleeding events. Subsequent to the August announcement and enrollment update, seven additional patients enrolled in the REVERSE-IT trial, four of whom required urgent surgery or an invasive procedure and three of whom experienced uncontrolled major or life-threatening bleeding. Including the seven new enrollees, the prespecified interim analysis of the REVERSE-IT trial will be based upon a total of 150 enrolled patients. We intend to continue to enroll patients in the REVERSE-IT trial and will continue to primarily target patients with uncontrolled major or life-threatening bleeding events. We are continuing to attempt to accelerate enrollment of these patients, including by working to increase the number of enrolling clinical trial sites in the United States, Canada, and the European Union as we believe that a broader site footprint will increase the probability of enrolling these patients. We are also expecting to begin enrolling patients in China for the REVERSE-IT trial in early 2022.
We recently completed the planned interim analysis of the first 150 patients enrolled in the REVERSE-IT trial, and we plan to announce the results from this analysis on November 15, 2021. We intend to submit our BLA for potential accelerated approval based on the interim analysis of these patients, all of whom were measured against the same VerifyNow PRUTest biomarker and hemostasis endpoints described above. For this interim analysis, we elected to continue to enroll ticagrelor patients in excess of our prior target of approximately 100 patients to take advantage of robust surgical enrollment and to mitigate continued uncertainties caused by the COVID-19 pandemic and its potential impact on future patient availability. We are targeting to submit our BLA in mid-2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic. Following the submission of our BLA, the FDA could determine that we did not enroll a sufficient number of patients in the REVERSE-IT trial, including patients with uncontrolled major or life-threatening bleeding, for all or some of the proposed indications we intend to pursue. Further, the FDA may require us to conduct extensive post-approval studies or require us to make modifications to our ongoing REVERSE-IT trial after approval and marketing.
We have completed enrollment for our Phase 2b bentracimab trial, which is a multi-center, randomized, double-blind, placebo-controlled trial that is designed to evaluate the safety and efficacy of bentracimab in reversing the antiplatelet effects of ticagrelor in 200 healthy volunteers who are older and elderly (ages 50 to 80), with 150 subjects receiving bentracimab and 50 subjects receiving placebo, all after pretreatment with dual antiplatelet therapy composed of ticagrelor and low-dose aspirin. In the Phase 2b bentracimab trial, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours as measured using the point-of-care VerifyNow® PRUTest® biomarker. In addition, treatment with bentracimab had a favorable safety profile, with no drug-related serious adverse events or thrombotic events reported in the Phase 2b trial. In our earlier, completed Phase 2a clinical trial of bentracimab, we also observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours.
In June 2021, we entered into a sublicense agreement with Alfasigma, or the Alfasigma Sublicense, pursuant to which we granted Alfasigma exclusive rights to distribute and sell bentracimab in the European Union and European Economic Area, as well as the United Kingdom, Russia, Ukraine and certain other countries within the Commonwealth of Independent States, Europe and central Asia, or the Sublicense Territory. Under the Alfasigma Sublicense, we are responsible for developing bentracimab and securing regulatory approval with the EMA and the Medicines and Healthcare products Regulatory Agency, or MHRA, including in accordance with the SFJ Agreement, after which any marketing authorizations will be assigned to Alfasigma. Alfasigma is obligated to obtain and maintain any regulatory approvals necessary to market and sell bentracimab

(including pricing approvals and post-marketing commitments) and is also responsible for securing regulatory approval in countries outside of Europe and the United Kingdom.
With respect to our pemziviptadil program, we are currently dosing patients in a randomized, double-blinded, controlled Phase 2b clinical trial in which we plan to enroll approximately 60 PAH patients to assess the safety, tolerability and efficacy of pemziviptadil. We currently expect to report the top-line results of this trial in mid-2022.
We have initiated IND-enabling activities for PB6440 in 2021, which are expected to be followed by an IND submission in 2022, although those timelines could be impacted by the scope and duration of the COVID-19 pandemic.
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
In January 2020, we entered into the SFJ Agreement pursuant to which SFJ has agreed to provide us up to $120.0 million of funding to support the clinical development of bentracimab. As of September 30, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $79.1 million under the SFJ Agreement. In addition, we expect that SFJ will fund or reimburse an additional $10.9 million of clinical trial costs and other expenses. We are also eligible to receive up to an additional $30.0 million of funding upon the achievement of specified clinical development milestones with respect to our ongoing REVERSE-IT trial of bentracimab.
In March 2021, we received $60.2 million in net proceeds from an underwritten public offering of our common stock. In addition, in June 2021, we entered into the Alfasigma Sublicense with Alfasigma. Under the terms of the Alfasigma Sublicense, we received a $20.0 million upfront payment from Alfasigma in July 2021 and will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments on net sales, with percentages starting in the low double digits and escalating to the mid-twenties.
Since our inception, we have incurred significant operating losses. Our net loss was $88.0 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $348.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:
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
License, Co-Development and Other Agreements
MedImmune Limited License Agreement

In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or MedImmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $3.0 million of which had been incurred as of September 30, 2021; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. From the inception of the MedImmune License through September 30, 2021, we have incurred costs of $3.6 million under the MedImmune License.
Co-Development Agreement with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ provides us funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In March 2020, we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of bentracimab. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. From the inception of the SFJ Agreement through September 30, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $79.1 million. In addition, we expect that SFJ will fund or reimburse an additional $10.9 million of clinical trial costs and other expenses pursuant to the SFJ Agreement. We are also eligible to receive up to an additional $30.0 million of funding upon the achievement of specified milestones with respect to our clinical development of bentracimab. During the term of the SFJ Agreement, we will have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ will have primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operational support in the European Union.
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
Duke License Agreement
In October 2006, we entered into an exclusive license agreement with Duke University, or Duke, which was most recently amended in April 2019, or the Duke License. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products covered by the Duke License, or Duke licensed products, relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the

Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional non-royalty payments we receive, subject to certain conditions. From the inception of the Duke License through September 30, 2021, we have incurred royalty costs of $0.3 million under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.
Alfasigma Sublicense Agreement
In June 2021, we entered into the Alfasigma Sublicense, with Alfasigma, under which we granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import any product composed of or containing bentracimab, or Licensed Products, in the Sublicense Territory. Under the terms of the Alfasigma Sublicense, in July 2021, we received a $20.0 million upfront payment from Alfasigma and will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments on net sales, with percentages starting in the low double digits and escalating to the mid-twenties.
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
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries and to commercialize bentracimab, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. We completed a technology transfer of our current manufacturing process for bentracimab from Wacker to BioVectra Inc., or BioVectra, another CGMP manufacturer, and have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and to manufacturer commercial supply of bentracimab following regulatory approval, if obtained. From the inception of the Wacker License Agreement through September 30, 2021, we have incurred $0.8 million in costs under the Wacker License Agreement.
Viamet Asset Purchase Agreement
In January 2020, we entered into a purchase agreement, or the PB6440 Agreement, with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, Compounds. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. From the inception of the PB6440 Agreement through September 30, 2021, we have incurred $0.1 million in costs under the PB6440 Agreement.
BioVectra Supply Agreement
In March 2021, we entered into a supply agreement, or the BioVectra Agreement, with BioVectra Inc., or BioVectra, for the manufacture and supply by BioVectra of bulk drug substance for bentracimab for commercial distribution following regulatory approval, if obtained. We have also engaged BioVectra to manufacture drug substance for our ongoing clinical trials.
Under the terms of the BioVectra Agreement, BioVectra has committed to maintaining capacity to manufacture an agreed number of batches of product each year for commercial distribution, and we have committed to purchase a specified minimum number of batches of product per year, or the Minimum Annual Commitment, although we are free to contract with third parties for the manufacture of bentracimab. We will pay a supply price per batch of bentracimab to be determined after the manufacturing process for the bentracimab is validated in accordance with the BioVectra Agreement, plus the cost of certain consumables, raw materials, and third-party testing.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Change
	2021	2020
Revenue
Sublicense revenue	$335	$—	$335
Total revenue	335	—	335
Operating expenses:
Research and development	25,066	17,416	7,650
General and administrative	3,845	3,076	769
Total operating expenses	28,911	20,492	8,419
Loss from operations	(28,576)	(20,492)	(8,084)
Other expense:
Loss from remeasurement of development derivative liability	(3,136)	(4,273)	1,137
Interest income	4	3	1
Interest expense	(222)	(362)	140
Foreign exchange gain (loss)	6	(19)	25
Total other expense	(3,348)	(4,651)	1,303
Net loss	$(31,924)	$(25,143)	$(6,781)
Sublicense Revenue
Sublicense revenue was $0.3 million for the three months ended September 30, 2021, compared to zero for the three months ended September 30, 2020. The increase was attributable to the revenue we recognized from the initial payment pursuant to the Alfasigma Sublicense.
Research and Development Expense
Research and development expense was $25.1 million for the three months ended September 30, 2021, compared to $17.4 million for the three months ended September 30, 2020. The increase of $7.7 million million was primarily attributable to increased drug manufacturing and clinical development activities related to bentracimab and costs associated with our general research and development efforts, partially offset by lower costs related to pemziviptadil.
The following table summarizes our research and development expenses by functional area (in thousands):

	Three Months Ended September 30,		Change
	2021	2020
Preclinical and clinical development	$22,143	$15,004	$7,139
Compensation and related benefits	1,885	1,750	135
Stock-based compensation	224	187	37
Facilities expense	455	327	128
Other	359	148	211
Total research and development expenses	$25,066	$17,416	$7,650
We track our external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and consumable costs, which are deployed across multiple projects under development. The following table summarizes our research and development expenses by product candidate (in thousands):

	Three Months Ended September 30,		Change
	2021	2020
External research and development expense by program:
Bentracimab	$19,541	$12,281	$7,260
Pemziviptadil	2,261	2,462	(201)
Unallocated research and development expense:
Compensation and stock-based compensation	2,109	1,937	172
Other research and development	1,155	736	419
Total research and development expenses	$25,066	$17,416	$7,650
General and Administrative Expense
General and administrative expense was $3.8 million for the three months ended September 30, 2021, compared to $3.1 million for the three months ended September 30, 2020. The increase of $0.8 million was primarily attributable to increases in consulting costs and personnel expenses due to additional headcount.
Loss From Remeasurement of Development Derivative Liability
Loss from remeasurement of development derivative liability was $3.1 million for the three months ended September 30, 2021, compared to $4.3 million for the three months ended September 30, 2020. This liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The liability is remeasured at the end of each quarter as a Level 3 derivative.
Interest Expense
Interest expense was $0.2 million for the three months ended September 30, 2021, compared to $0.4 million for the three months ended September 30, 2020. The decrease of $0.1 million was attributable to lower outstanding borrowings on the 2019 Loan during the three months ended September 30, 2021. See "Note 6. Debt" in "Notes to Condensed Financial Statements" located in "Part I - Financial Information, Item 1. Condensed Financial Statements" in this Quarterly Report on Form 10-Q for information concerning the 2019 Loan.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020
Revenue
Sublicense revenue	$10,673	$—	$10,673
Grant revenue	—	320	(320)
Total revenue	10,673	320	10,353
Operating expenses:
Research and development	74,752	49,721	25,031
General and administrative	11,197	9,477	1,720
Total operating expenses	85,949	59,198	26,751
Loss from operations	(75,276)	(58,878)	(16,398)
Other expense:
Loss from remeasurement of development derivative liability	(10,339)	(8,435)	(1,904)
Interest income	11	235	(224)
Interest expense	(761)	(1,119)	358
Foreign exchange gain	4	7	(3)
Total other expense	(11,085)	(9,312)	(1,773)
Net loss before income taxes	$(86,361)	$(68,190)	$(18,171)
Provision for income taxes	1,600	—	1,600
Net loss	$(87,961)	$(68,190)	$(19,771)
Sublicense Revenue
Sublicense revenue was $10.7 million for the nine months ended September 30, 2021, compared to zero for the nine months ended September 30, 2020. The increase was attributable to the revenue we recognized from the initial payment pursuant to the Alfasigma Sublicense.
Grant Revenue
Grant revenue was zero for the nine months ended September 30, 2021, compared to $0.3 million for the nine months ended September 30, 2020. As of March 31, 2020, we had received all $2.8 million in funding available under the Small Business Innovation Research grants we received from the National Institutes of Health to support the clinical development of pemziviptadil for the treatment of PAH.
Research and Development Expense
Research and development expense was $74.8 million for the nine months ended September 30, 2021, compared to $49.7 million for the nine months ended September 30, 2020. The increase of $25.0 million was primarily attributable to increased costs associated with drug manufacturing and clinical development activities related to bentracimab, general research activities, and increased personnel costs due to additional headcount, partially offset by lower costs related to pemziviptadil.
The following table summarizes our research and development expenses by functional area (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020
Preclinical and clinical development	$65,513	$42,705	$22,808
Compensation and related benefits	5,545	5,127	418
Stock-based compensation	638	491	147
Facilities expense	1,222	772	450
Other	1,834	626	1,208
Total research and development expenses	$74,752	$49,721	$25,031

The following table summarizes our research and development expenses by product candidate (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020
External research and development expense by program:
Bentracimab	$57,942	$32,185	$25,757
Pemziviptadil	6,680	9,408	(2,728)
Unallocated research and development expense:
Compensation and stock-based compensation	6,183	5,618	565
Other research and development	3,947	2,510	1,437
Total research and development expenses	$74,752	$49,721	$25,031
General and Administrative Expense
General and administrative expense was $11.2 million for the nine months ended September 30, 2021, compared to $9.5 million for the nine months ended September 30, 2020. The increase of $1.7 million was primarily attributable to increases in consulting costs and personnel expense due to additional headcount.
Loss From Remeasurement of Development Derivative Liability
Loss from remeasurement of derivative liability was $10.3 million for the nine months ended September 30, 2021, compared to $8.4 million for the nine months ended September 30, 2020. This liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The derivative liability was subsequently remeasured at the end of each quarter as a Level 3 derivative.
Interest Income
Interest income was $11,000 for the nine months ended September 30, 2021, compared to $0.2 million for the nine months ended September 30, 2020. The decrease of $0.2 million was attributable to lower balances of cash and cash equivalents and lower interest rates during 2021.
Interest Expense
Interest expense was $0.8 million for the nine months ended September 30, 2021, compared to $1.1 million for the nine months ended September 30, 2020. The decrease of $0.4 million was attributable to lower outstanding borrowings on the 2019 Loan during the nine months ended September 30, 2021. See "Note 6. Debt" in "Notes to Condensed Financial Statements" located in "Part I - Financial Information, Item 1. Condensed Financial Statements" in this Quarterly Report on Form 10-Q for information concerning the 2019 Loan.
Income Tax Expense
Income tax expense was $1.6 million for the nine months ended September 30, 2021, compared to zero for the nine months ended September 30, 2020. The increase was attributable to international withholding tax on the initial payment from Alfasigma.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and convertible preferred stock, borrowings under our term loans and funds we have received under the SFJ Agreement and funds we have received pursuant to the Alfasigma Sublicense. In future periods we expect SFJ to provide up to an additional $40.9 million of funding pursuant to the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of bentracimab. As of September 30, 2021, we had cash and cash equivalents of $56.4 million.

In December 2019, we filed a shelf registration statement on Form S-3, or the 2019 Shelf Registration Statement, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM Program. As of September 30, 2021, we have raised net proceeds of $2.9 million pursuant to the ATM Program from the sale of 561,848 shares of our common stock at a weighted-average price of $5.41 per share.
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide funding to support the development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. From the inception of the SFJ Agreement through September 30, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $79.1 million. In addition, we expect that SFJ will fund or reimburse an additional $10.9 million of clinical trial costs and other expenses. We are also eligible to receive up to an additional $30.0 million of funding upon the achievement of specific clinical development milestones with respect to our ongoing REVERSE-IT trial of bentracimab.
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
In July 2021, pursuant to the Alfasigma Sublicense, we received an upfront payment of $20.0 million from Alfasigma. We are eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments on net sales, with percentages starting in the low double digits and escalating to the mid-twenties.
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(27,422)	$(48,612)
Net cash used in investing activities	(1,023)	(1,357)
Net cash provided by financing activities	56,680	15,297
Net increase (decrease) in cash and cash equivalents	$28,235	$(34,672)
Operating Activities
Net cash used in operating activities was $27.4 million during the nine months ended September 30, 2021. The use of cash primarily related to our net loss of $88.0 million, partially offset by non-cash expenses and a $21.4 million change in our operating assets and liabilities. The non-cash expenses consisted of $25.3 million in research and development expenses paid for on our behalf by SFJ, $10.3 million from the loss from remeasurement of development derivative liability, $2.1 million in stock-based compensation and $1.2 million in depreciation and amortization. The net cash flow from changes in our operating assets and liabilities was principally due to increases in our deferred sublicense revenue of $9.3 million, $5.0 million in accounts payable and $1.4 million in accrued expenses and other current liabilities, and a decrease of $5.6 million in prepaid expenses and other assets. The increase in accounts payable was driven by manufacturing of drug product and increased clinical study activity for bentracimab. The decrease in prepaid expenses was primarily due to the timing of payments related to drug manufacturing and clinical trial activities for bentracimab and clinical trial insurance costs for pemziviptadil.
Net cash used in operating activities was $48.6 million during the nine months ended September 30, 2020. The use of cash primarily related to our net loss of $68.2 million, in addition to a $5.9 million change in our operating assets and liabilities. The use of cash was partially offset by non-cash expenses, primarily $14.7 million in research and development expenses paid for on our behalf by SFJ, a $8.4 million loss from remeasurement of development derivative liability and $1.7 million in stock-based compensation. The net cash use from changes in our operating assets and liabilities was principally due to a $7.0 million increase in prepaid expenses as a result of drug manufacturing payments related to bentracimab and a decrease of $1.1 million in accounts payable, partially offset by a $1.2 million decrease in other receivables due to the timing of the receipt of grant revenue funds and a $0.9 million increase in accrued expenses and other current liabilities primarily due to the timing of payments related to clinical trial activities for bentracimab and pemziviptadil.

Investing Activities
Net cash used in investing activities was $1.0 million for the purchase of property and equipment during the nine months ended September 30, 2021. Net cash used in investing activities was $1.4 million for the purchase of property and equipment and the acquisition of intellectual property rights during the nine months ended September 30, 2020.
Financing Activities
Net cash provided by financing activities was $56.7 million during the nine months ended September 30, 2021, due primarily to the receipt of $60.4 million in net proceeds from the March 2021 underwritten public offering, $0.3 million in proceeds from the exercise of stock options and $0.2 million in proceeds from shares purchased through the employee stock purchase program, partially offset by $4.1 million in repayments of long-term debt. Net cash provided by financing activities was $15.3 million during the nine months ended September 30, 2020, due primarily to the receipt of $13.9 million under the SFJ Agreement and $2.9 million in net proceeds from sales under the ATM Program, partially offset by $1.4 million in repayments of long-term debt.
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
We expect that our existing cash and cash equivalents as of September 30, 2021, and the $10.9 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse, will be sufficient to fund our operating expenses and capital requirements through the fourth quarter of 2022. We intend to devote our existing cash and cash equivalents to advance our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and potential commercialization of product candidates.
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
There were no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021, other than as described below.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
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
With respect to the quarter ended September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Interim "top-line" and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
We have commenced our pivotal REVERSE-IT trial for bentracimab and are currently working to identify and initiate additional clinical sites for this study, although the COVID-19 pandemic continues to impact the pace of site initiation and patient enrollment, including the types of patients enrolling in the trial. We recently completed the planned interim analysis of the first 150 patients enrolled in the REVERSE-IT trial and we plan to announce results from this analysis on November 15, 2021. We intend to submit our BLA for potential accelerated approval based on the interim analysis of these patients and are targeting to submit our BLA in mid-2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic. Following the submission of our BLA, the FDA could determine that we did not enroll a sufficient number of patients in the REVERSE-IT trial, including patients with uncontrolled major or life-threatening bleeding, for all or some of the proposed indications we intend to pursue. Further, the FDA may require us to conduct extensive post-approval studies or require us to make modifications to our ongoing REVERSE-IT trial after approval and marketing.
We have completed enrollment for our Phase 2b bentracimab trial, which is a multi-center, randomized, double-blind, placebo-controlled trial that is designed to evaluate the safety and efficacy of bentracimab in reversing the antiplatelet effects of ticagrelor in 200 healthy volunteers who are older and elderly (ages 50 to 80), with 150 subjects receiving bentracimab and 50 subjects receiving placebo, all after pretreatment with dual antiplatelet therapy composed of ticagrelor and low-dose aspirin. In the Phase 2b bentracimab trial, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours as measured using the point-of-care VerifyNow® PRUTest® biomarker. In addition, treatment with bentracimab had a favorable safety profile, with no drug-related serious adverse events or thrombotic events reported in the Phase 2b trial.
With respect to our pemziviptadil program, we are currently dosing patients in a randomized, double-blinded, controlled Phase 2b clinical trial in which we plan to enroll approximately 60 PAH patients to assess the safety, tolerability and efficacy of pemziviptadil. We currently expect to report the top-line results of this trial in mid-2022.
We have initiated IND-enabling activities for PB6440 in 2021, which are expected to be followed by an IND submission in 2022, although those timelines could be impacted by the scope and duration of the COVID-19 pandemic.
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
We are a clinical-stage biopharmaceutical company. Since our inception, we have incurred significant net losses. Our net loss was $88.0 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $348.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, or IPO, in 2018, sales of shares of our common stock in an underwritten public offering pursuant to an effective shelf registration statement on Form S-3, private placements of convertible debt and convertible preferred stock, borrowings under our term loan, funds we have received under the SFJ Agreement and funds we have received pursuant to the Alfasigma Sublicense. In future periods we expect SFJ to provide up to $40.9 million of funding pursuant to the SFJ Agreement, $30.0 million of which we are eligible to receive upon the achievement of specified milestones with respect to our clinical development of bentracimab. We have no products approved for commercialization and have never generated any revenue from product sales.
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

We have experienced net losses and negative cash flows from operations and, as of September 30, 2021, had an accumulated deficit of $348.7 million. We expect to continue to incur net losses for at least the next several years. As of September 30, 2021, we had cash and cash equivalents of $56.4 million. We believe that our existing cash and cash equivalents as of September 30, 2021, and the $10.9 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse pursuant to the SFJ Agreement, will be sufficient to fund our operating expenses and capital requirements through the fourth quarter of 2022. Our future capital requirements will depend on many factors, including:
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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. Except with respect to the funding obligations pursuant to the SFJ Agreement and the Alfasigma License, we do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in March 2021 we issued and sold 18,400,000 shares of our common stock in an underwritten public offering pursuant to an effective shelf registration statement on Form S-3, resulting in immediate dilution to our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, under the SFJ Agreement, we granted SFJ a first-priority security interest in all of our assets related to bentracimab, subject only to the lien of SVB and WestRiver, or the Lenders, for existing indebtedness to the Lenders. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to intellectual property related to bentracimab. Similarly, our loan and security agreement with the Lenders is secured by a security interest in substantially all of our current and future assets. We are also obligated to comply with various other customary covenants, including restrictions on our ability to encumber our intellectual property assets. The security interests granted to SFJ and the Lenders may preclude future debt financing or make the terms of such financings less favorable.
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
In August 2021, we completed and announced enrollment of the first 143 patients in the REVERSE-IT trial, effectively reaching our interim-analysis milestone. Because the total number of patients enrolled included 138 patients who required urgent surgery or an invasive procedure, this cohort of the trial has been fully enrolled, and trial sites have shifted focus to enrolling patients with uncontrolled major or life-threatening bleeding events. Subsequent to the August announcement and enrollment update, seven additional patients enrolled in the REVERSE-IT trial, four of whom required urgent surgery or an invasive procedure and three of whom experienced uncontrolled major or life-threatening bleeding. Including the seven new enrollees, the prespecified interim analysis of the REVERSE-IT trial will be based upon a total of 150 enrolled patients. We intend to continue to enroll patients in the REVERSE-IT trial and will continue to primarily target patients with uncontrolled major or life-threatening bleeding. We are continuing to attempt to accelerate enrollment of these patients, including by working to increase the number of enrolling clinical trial sites in the United States, Canada, and the European Union as we believe that a broader site footprint will increase the probability of enrolling these patients. We are also expecting to begin enrolling patients in China for the REVERSE-IT trial in early 2022.
We recently completed the planned interim analysis of the first 150 patients enrolled in the REVERSE-IT trial, and we plan to announce results from this analysis on November 15, 2021. We intend to submit our BLA for potential accelerated approval based on the interim analysis of these patients and are targeting to submit our BLA in mid-2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic. Following the submission of our BLA, the FDA could determine that we did not enroll a sufficient number of patients in the REVERSE-IT trial, including patients with uncontrolled major or life-threatening bleeding, for all or some of the proposed indications we intend to pursue. Further, the FDA may require us to conduct extensive post-approval studies or require us to make modifications to our ongoing REVERSE-IT trial after approval and marketing.
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

We are currently not aware of reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. Upon approval, bentracimab would be the only therapeutic agent available for specific reversal of ticagrelor. There can be no assurance that competitors will not seek to develop a competing product. Moreover, the success of bentracimab, if approved, will be dependent on the continued success of ticagrelor. See “—Market acceptance of bentracimab, if approved, will depend heavily on the continued market acceptance and use of ticagrelor.”
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
With respect to bentracimab, we initially relied upon Wacker for manufacture of drug substance for use in our clinical trials. We completed a technology transfer of our current manufacturing process for bentracimab from Wacker to BioVectra Inc., or BioVectra, another cGMP contract manufacturer. We have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and to manufacture commercial supply of bentracimab following regulatory approval, if obtained. We will need to perform analytical and other tests to demonstrate that the new materials produced by BioVectra, or any other future third-party manufacturer that we engage, are comparable in all respects to the product utilized in our previous clinical trials. There is no assurance that any such product will pass the required comparability testing in a timely manner, or at all, that any other future third-party manufacturer that we engage will be successful in producing bentracimab or that any materials produced by BioVectra or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials used in our previous clinical trials. Moreover, if supplies are interrupted or produced in poor yield or quality, it would materially harm our business. BioVectra will be required to scale up the manufacturing process to meet our future needs of bentracimab for later-stage clinical development and, if approved, commercialization. If BioVectra is unable to successfully scale up the manufacturing process, we would need to find alternative manufacturing facilities or an alternative manufacturing process, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and which could adversely affect the clinical development of bentracimab.

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
As of the date of this Quarterly Report on Form 10-Q, our patent estate contained at least 22 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 26 United States patents, 16 United States patent applications, 132 foreign patents and 73 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act included a number of significant changes to United States patent law. These included provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contained new statutory provisions that require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. It is unclear what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future patents. Further, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have owned or licensed or that we might obtain in the future. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.
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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed on procedural grounds a challenge that argued that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and remained open through August 15, 2021.
The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
As of September 30, 2021, we had approximately 60 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Prior to our IPO, there was no public market for our common stock, and we cannot assure you that an active trading market for our shares will continue to develop or be sustained. As a result, it may be difficult for you to sell shares at an attractive price or at all.
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
We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of IPO, which would be December 31, 2023, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We may qualify as a “smaller reporting company” for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.
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
The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business and we have limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. Even if we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.
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
We incur significant costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant legal, accounting and other costs that could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
Item 2.    Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On November 10, 2021, we entered into an Equity Distribution Agreement with William Blair & Company, L.L.C., or the Sales Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $55.0 million, or the ATM Shares, from time to time through the Sales Agent. We have no obligation to sell any of the ATM Shares, and may at any time suspend offers under, or terminate, the Equity Distribution Agreement.
Sales of the ATM Shares, if any, under the Equity Distribution Agreement may be made in transactions that are deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Global Market. Subject to the terms and conditions of the Equity Distribution Agreement, the Sales Agent will use its reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell the ATM Shares from time to time based upon our instructions, including any price, time or size limits or other parameters or conditions we may impose, subject to certain limitations. We will pay the Sales Agent a commission of up to 3.0% of the gross sales price of any ATM Shares sold under the Equity Distribution Agreement. We have also provided the Sales Agent with customary indemnification rights and have agreed to reimburse the Sales Agent for certain specified expenses up to $50,000.
The ATM Shares will be offered and sold pursuant to our Registration Statement on Form S-3 (File No. 333-235735), which was declared effective by the SEC on January 8, 2020. We will file a prospectus supplement with the SEC in connection with the offer and sale of the ATM Shares pursuant to the Equity Distribution Agreement.
The foregoing description of the Equity Distribution Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Equity Distribution Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
The legal opinion of Cooley LLP relating to the validity of the ATM Shares being offered pursuant to the Equity Distribution Agreement is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.
In connection with entering into the Equity Distribution Agreement, on November 10, 2021, we terminated the prior Equity Distribution Agreement, dated as of December 27, 2019, by and among us, Citigroup Global Markets Inc. and William Blair & Company, L.L.C. Through the termination date, we sold an aggregate of 561,848 shares of common stock under the prior agreement for net proceeds of $2.9 million.
This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6.    Exhibits
The following exhibits are either filed or furnished with this report or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018

3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018

4.1	Form of Warrant to Purchase Shares of Series B Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. on December 22, 2009.	S-1	333-227474	4.2	September 21, 2018

4.2	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018

4.3	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018

4.4	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.	10-K	001-38697	4.4	March 26, 2019

4.5	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.	10-K	001-38697	4.5	March 26, 2019

4.6	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on July 26, 2019.	10-Q	001-38697	4.6	August 14, 2019

4.7	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on July 26, 2019.	10-Q	001-38697	4.7	August 14, 2019

4.8	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 2, 2019.	10-Q	001-38697	4.8	November 14, 2019

4.9	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on October 2, 2019.	10-Q	001-38697	4.9	November 14, 2019

4.10	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to SFJ Pharmaceuticals X, Ltd. on January 9, 2020	10-K	001-38697	4.10	March 30, 2020

4.11	Description of PhaseBio Pharmaceuticals, Inc. Common Stock	10-K	001-38697	4.11	March 30, 2020

5.1#	Opinion of Cooley LLP

10.1#+	2018 Equity Incentive Plan (as amended)

10.2#	Equity Distribution Agreement, dated November 10, 2021 by and between PhaseBio Pharmaceuticals, Inc. and William Blair & Company, L.L.C.

23.1#	Consent of Cooley LLP (included in Exhibit 5.1 hereto)

31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

PHASEBIO PHARMACEUTICALS INC.

November 10, 2021	By:	/s/ John P. Sharp
John P. Sharp Chief Financial Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)