Form 10-K
period 2021-12-31
PhaseBio Pharmaceuticals Inc
filed 2022-03-24
CIK 1169245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $168.9 million based on the closing price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class of Common Stock	Outstanding Shares as of March 21, 2022
Common Stock, $0.001 par value	48,690,590

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “could,” “predict,” “project,” “target,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:
•the timing, progress and results of clinical trials of bentracimab, PB6440 and any other potential product candidates, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•the timing of any submission of filings for regulatory approval of bentracimab, PB6440 and any other product candidates and our ability to obtain and maintain regulatory approvals for bentracimab, PB6440 or any other product candidates for any indication;
•our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
•our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes and our ability to maintain agreements with third parties;
•our expectations regarding the scope of any approved indications for bentracimab and PB6440;
•our ability to successfully commercialize our product candidates;
•our ability to leverage our proprietary elastin-like polypeptide technology to identify and develop future product candidates;
•the potential effects of COVID-19 on our business, operations and clinical development timelines and plans;
•our ability to continue as a going concern;
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
•the impact of laws and regulations; and
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.
You should refer to “Item 1A., Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate.

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

Industry and Market Data
We obtained the industry and market data in this Annual Report from our own research as well as from industry and general publications, surveys and studies conducted by third parties. Industry and general publications, studies and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. These third parties may, in the future, alter the manner in which they conduct surveys and studies regarding the markets in which we operate our business. As a result, you should carefully consider the inherent risks and uncertainties associated with the industry and market data contained in this Annual Report, including those discussed in Part I Item 1A. “Risk Factors.”

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiovascular diseases. Our lead product candidate, bentracimab (also known as PB2452), is a novel reversal agent for the antiplatelet drug ticagrelor. Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of bentracimab in the United States through an accelerated approval process. Bentracimab has been generally well tolerated in our completed trials, with no drug-related serious adverse events, or SAEs. In our completed Phase 2a and Phase 2b clinical trials of bentracimab, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours. We are currently conducting our pivotal Phase 3 REVERSE-IT trial of bentracimab. In a prespecified interim analysis of 150 enrolled patients (142 of whom enrolled required urgent surgery or an invasive procedure and eight of whom enrolled with uncontrolled major or life-threatening bleeding), bentracimab achieved the primary endpoint of the trial by immediately and sustainably reversing the antiplatelet effects of ticagrelor. We are targeting to submit a Biologics License Application, or BLA, to the FDA for bentracimab in mid-2022, although this timing could be impacted by the continued scope and duration of the COVID-19 pandemic. We are developing bentracimab pursuant to a co-development agreement, or the SFJ Agreement, with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company, or SFJ. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. We are also developing our preclinical product candidate, PB6440, for treatment-resistant hypertension. Except for the rights that we granted to Alfasigma S.p.A., or Alfasigma, for bentracimab, we retain worldwide commercial rights to all of our product candidates.
As we advance our clinical programs for bentracimab with site activations and patient enrollment, we remain in close contact with our clinical research organizations, clinical sites and suppliers to attempt to assess the impacts that COVID-19 and its variants may have on our clinical trials and current timelines and to consider whether we can implement appropriate mitigating measures to help lessen such impacts. At this time, however, we cannot fully forecast the scope of impacts that COVID-19 may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results.
Bentracimab
Bentracimab is a novel recombinant human monoclonal antibody antigen-binding fragment, or Fab fragment, designed to reverse the antiplatelet activity of ticagrelor. Ticagrelor is an antiplatelet therapy widely prescribed to reduce the rates of death, heart attack and stroke in patients with acute coronary syndrome, or ACS, or who have previously experienced a heart attack. The American College of Cardiology, American Heart Association and European Society of Cardiology guidelines recognize ticagrelor as the preferred antiplatelet therapy for ACS. In 2021, ticagrelor, currently marketed by AstraZeneca plc, or AstraZeneca, under the brand names Brilinta and Brilique, had worldwide sales of $1.5 billion. Ticagrelor binds to platelets to prevent them from forming blood clots, which could restrict blood flow to critical organs in these patients, causing heart attacks or strokes. Due to ticagrelor’s antiplatelet activity, patients on ticagrelor have an elevated risk of spontaneous bleeding. In addition, patients on ticagrelor who need urgent surgery cannot wait the recommended five days for ticagrelor’s effect to dissipate and are at increased risk of major bleeding during and after surgery. There are currently no other known reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. The maker of the device, CytoSorbents Corporation, has also initiated a clinical trial in the U.S. to evaluate the use of the DrugSorb-ATR antithrombotic removal system during cardiothoracic surgery. Upon approval, bentracimab would be the only therapeutic agent available for specific reversal of ticagrelor. We believe the availability of bentracimab as a specific reversal agent could expand ticagrelor's use by mitigating concerns regarding bleeding risk and uniquely position ticagrelor as the only oral antiplatelet drug with a reversal agent. In our Phase 1, Phase 2a and Phase 2b clinical trials, as well as in the interim analysis of our Phase 3 REVERSE-IT trial, bentracimab achieved immediate and complete reversal of ticagrelor’s antiplatelet activity, with potential customizable duration of reversal based on the dosing regimen, which we believe has the potential to bring life-saving therapeutic benefit to these patients by increasing the safety of ticagrelor.
In March 2020, we commenced our pivotal REVERSE-IT trial, a global, multi-center, non-randomized, open-label trial in which we plan to enroll a total of 200 ticagrelor patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. The primary endpoints for this trial are the reversal of the antiplatelet effects of ticagrelor with intravenous infusion of bentracimab as measured by the VerifyNow PRUTest biomarker and achievement of clinical hemostasis in enrolled patients. In the interim analysis of 150 enrolled patients (142 of whom required urgent surgery or an invasive procedure and eight of whom enrolled with uncontrolled major or life-threatening bleeding), which we announced in November 2021, bentracimab achieved the primary endpoint of the trial by immediately and sustainably reversing the antiplatelet effects of ticagrelor. Bentracimab was generally well tolerated, with five drug-related non-serious adverse events reported in three patients. The cohort of patients requiring urgent surgery or an invasive procedure has been fully enrolled, and trial sites have shifted focus to enrolling patients with uncontrolled major or life-threatening bleeding events. We are continuing to attempt to accelerate enrollment of these patients, including by working to increase the number of enrolling clinical trial sites in the United States, Canada, and the European Union as we believe that a broader site footprint will increase the probability of enrolling these patients. In addition, our Investigational New Drug application, or IND, for bentracimab was recently approved by the Center for Drug Evaluation, or CDE, of the China National Medical Products Administration, or NMPA, in August 2021. We expect to begin enrolling patients in China in the first half of 2022.
The FDA granted Breakthrough Therapy designation for bentracimab in April 2019, and the European Medicines Agency, or the EMA, granted bentracimab Priority Medicines, or PRIME, designation in February 2020. The FDA previously provided feedback that we could submit a BLA for potential accelerated approval based on an interim analysis of the first approximately 100 patients treated in our REVERSE-IT trial. For the interim analysis, the FDA also recommended that approximately 50 patients enrolled have uncontrolled major or life-threatening bleeding and approximately 50 require urgent surgery or an invasive procedure, although the FDA indicated that whether there are an adequate number of patients in either group would be a review issue.
We intend to submit our BLA for potential accelerated approval based on the interim analysis of the patients in our REVERSE-IT trial, all of whom were measured against the same VerifyNow PRUTest biomarker and hemostasis endpoints described above. For the interim analysis, we elected to continue to enroll ticagrelor patients in excess of our prior target of approximately 100 patients to take advantage of robust surgical enrollment and to mitigate continued uncertainties caused by the COVID-19 pandemic and its potential impact on future patient availability. We are targeting to submit our BLA in mid-2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic. Following the submission of our BLA, the FDA could determine that we did not enroll a sufficient number of patients in the REVERSE-IT trial, including patients with uncontrolled major or life-threatening bleeding, for all or some of the proposed indications we intend to pursue. Further, the FDA may require us to conduct extensive post-approval studies or require us to make modifications to our ongoing REVERSE-IT trial after approval and marketing.
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
PB6440
PB6440 is a highly selective aldosterone synthase inhibitor being developed for treatment-resistant hypertension. In preclinical studies to date, PB6440 demonstrated dose-dependent aldosterone reduction without a significant increase in 11-deoxycorticosterone or deoxycortisol in both rodent and primate models. The oral bioavailability and pharmacokinetic profiles observed in these preclinical studies appear suitable for once-daily oral dosing in humans. To date, no evidence of toxicity has been observed in either in vitro toxicity studies or in animal models, including primates. We initiated nonclinical IND-enabling studies for PB6440 in 2021 and we plan to submit an IND in the second half of 2022. We are also targeting to begin a first-in-human trial in late 2022, although our timelines could be impacted by the scope and duration of the COVID-19 pandemic.
Strategy
Our strategy is to identify, develop and commercialize novel therapies for cardiovascular diseases. The key elements of our strategy include:
•Continue to advance bentracimab through clinical development and regulatory approval. We intend to develop and commercialize bentracimab as a novel reversal agent for the antiplatelet drug ticagrelor. In

March 2020, in collaboration with SFJ, we commenced our pivotal REVERSE-IT trial in patients on ticagrelor with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure, and recently completed the planned interim analysis of the first 150 patients enrolled in the REVERSE-IT trial. We intend to continue to enroll patients in the REVERSE-IT trial in the United States, the European Union and Canada, and we expect to begin enrolling patients in China in the first half of 2022. We have received Breakthrough Therapy designation and plan to submit a BLA seeking accelerated approval of bentracimab prior to completion of the REVERSE-IT trial, based on biomarker data from an initial subset of the REVERSE-IT patients, in mid-2022. The EMA granted bentracimab PRIME designation in February 2020, and the China NMPA granted Breakthrough Therapy designation in December 2021.
•Continue the preclinical development of PB6440 for treatment-resistant hypertension. We initiated IND-enabling studies for PB6440 in 2021, and we plan to submit an IND for PB6440 with the FDA in the second half of 2022. We are also targeting to begin a first-in-human trial in late 2022, although our timelines could be impacted by the scope and duration of the COVID-19 pandemic.
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

Pipeline
Our preclinical and clinical-stage pipeline is set forth below:

# A Clinical Stage, Cardiovascular Focused Biopharmaceutical Company

| Program | Pre-Clinical | Phase 1 | Phase 2 | Phase 3 | Commercial Rights | Upcoming Milestone Target[2] |
|---|---|---|---|---|---|---|
| **Bentracimab** Reversal of Ticagrelor Antiplatelet Activity | **REVERSE-IT[1] Phase 3 ongoing** *Interim completed, targeting to submit BLA in Mid 2022[2]* | | | | PhaseBio | **Mid 2022** Planned BLA submission |
| **PB6440** Resistant Hypertension | **Pre-Clinical** | | | | PhaseBio | **2H 2022** Planned submission of Investigational New Drug application (IND) |
| *Partnering Opportunities* | | | | | | |
| **Pemziviptadil** Pulmonary Arterial Hypertension (PAH) | **Phase 2b[3]** | | | | PhaseBio | |
| **GLP2-ELP** Short Bowel Syndrome | **Late research** | | | | PhaseBio | |
| **CNP-ELP** Achondroplasia | **Late research** | | | | PhaseBio | |
| **Early Programs** | **PROPRIETARY LONG-ACTING INJECTABLE RECOMBINANT BIOPOLYMERS** (Elastin-like Polypeptides – ELPs) | | | | PhaseBio | |

1. REVERSE-IT: Rapid and SustainEd ReVERSal of TicagrElor – Intervention Trial
2. Targeted timeline could be impacted by the continued scope and duration of the COVID-19 pandemic
3. Phase 2b trial voluntarily stopped early due to COVID-19 impacts on manufacturing, associated drug supply and the rate of enrollment in the study; PhaseBio has elected to stop further development after a strategic review and will reprioritize resources towards pre-commercialization activities for bentracimab and the advancement of other pipeline programs, including PB6440 for resistant hypertension

PhaseBio

1

Bentracimab: Antiplatelet Therapy Reversal Agent for Ticagrelor
Our lead product candidate, bentracimab, is a novel ticagrelor reversal agent, which we are developing for the reversal of the antiplatelet effects of ticagrelor.
We are currently conducting REVERSE-IT, our pivotal Phase 3 clinical trial of bentracimab, in which we plan to enroll 200 ticagrelor patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In the interim analysis of 150 enrolled patients, bentracimab achieved the primary endpoint of the trial by immediately and sustainably reversing the antiplatelet effects of ticagrelor. Bentracimab was generally well tolerated. We observed similar results in a Phase 2a clinical trial in older subjects and healthy, younger subjects and in a Phase 2b trial of healthy, older subjects.
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
Despite the increased bleeding risk, antiplatelet drugs, along with anticoagulant drugs that are used to prevent clots in veins, represent some of the most widely prescribed drugs in the United States due to their lifesaving effects. There are currently no other known reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. The maker of the device, CytoSorbent Corporation, has also initiated a clinical trial in the U.S. to evaluate the use of the DrugSorb-ATR antithrombotic removal system during cardiothoracic surgery. Upon approval, bentracimab would be the only therapeutic agent available for specific reversal of ticagrelor. In the absence of a specific reversal agent, physicians have limited treatment options, and sometimes administer platelet transfusions, which are unproven in this setting. The ability to quickly reverse the antiplatelet activity of ticagrelor and restore normal clotting would increase its safety, both in instances of major bleeding as well as in situations where surgical or other medical interventions associated with bleeding are urgently needed.
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
Clinical Development of Bentracimab
Phase 3 REVERSE-IT Clinical Trial
In March 2020, we commenced our pivotal REVERSE-IT trial. We expect to enroll a total of 200 ticagrelor patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure in this global, multi-center, non-randomized, open-label trial and file for an accelerated approval based upon the results of the interim analysis of the first 150 patients, which we announced in November 2021. The primary endpoints for this trial are the reversal of the antiplatelet effects of ticagrelor with intravenous infusion of bentracimab as measured by the VerifyNow® PRUTest® biomarker and achievement of clinical hemostasis in enrolled patients. We are targeting to submit our BLA in mid-2022.
We recently completed the planned interim analysis of the first 150 patients enrolled in the REVERSE-IT trial and announced the results from this analysis in November 2021. The prespecified interim analysis of 150 enrolled patients (142 of whom enrolled required urgent surgery or an invasive procedure and eight of whom enrolled with uncontrolled major or life-threatening bleeding) demonstrated that bentracimab achieved the primary endpoint of the trial by immediately and sustainably reversing the antiplatelet effects of ticagrelor. As measured by the point-of-care VerifyNow PRUTest platelet function assay, a
135% reduction in platelet inhibition (P<0.001) was observed within five to ten minutes after initiation of bentracimab infusion and sustained through all timepoints over 24 hours. More than 90% of eligible patients achieved the co-primary endpoint of the trial, defined as good or excellent hemostasis within 24 hours of initiation of bentracimab therapy (P<0.001). Thrombotic events were reported in 5.3% of patients, with none resulting in death or considered by investigators to be related to bentracimab.
Bentracimab was generally well tolerated, with five non-serious adverse events, reported in three patients, considered by investigators to be related to bentracimab. The most common adverse events were related to pain associated with surgical procedures. Four patients died of events considered by investigators to be unrelated to treatment with bentracimab: two patients from septic shock and two patients from cardiogenic shock. Bentracimab immunogenicity was also measured in the trial by testing patients for anti-drug antibodies, or ADA, before and after the initiation of bentracimab infusion. Results of the immunogenicity testing found that 22.6% of patients had pre-existing ADA, 24.3% of patients developed ADA after bentracimab infusion, and 53.0% of patients had no ADA. The presence of ADA had no apparent effect on ticagrelor reversal as measured by VerifyNow or on achievement of effective hemostasis.
Phase 2b Clinical Trial
In November 2021, we announced topline data from our Phase 2b bentracimab trial, which is a multi-center, randomized, double-blind, placebo-controlled trial that is designed to evaluate the safety and efficacy of bentracimab in reversing the antiplatelet effects of ticagrelor in 200 healthy volunteers who are older and elderly (ages 50 to 80), with 150 subjects receiving bentracimab and 50 subjects receiving placebo, all after pretreatment with dual antiplatelet therapy composed of ticagrelor and low-dose aspirin. In the Phase 2b bentracimab trial, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours as measured using the point-of-care VerifyNow PRUTest biomarker. In addition, treatment with bentracimab had a favorable safety profile, with no drug-related SAEs or thrombotic events reported in the Phase 2b trial. In our earlier, completed Phase 2a clinical trial of bentracimab, we also observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours.
Phase 2a Clinical Trial
In September 2019, we completed a Phase 2a clinical trial of bentracimab in older and elderly subjects dosed with ticagrelor and aspirin and in healthy, younger subjects on supratherapeutic doses of ticagrelor. We observed a statistically significant reversal of ticagrelor within five minutes of initiation of bentracimab infusion, which was sustained for over 20 hours. Platelet function was normalized by 15 minutes (30 minutes for the supratherapeutic ticagrelor-dose cohort) following initiation of bentracimab infusion and remained normal for over 20 hours. Bentracimab was generally well tolerated, with only minor AEs reported. These results are consistent with results observed in healthy, younger subjects treated with ticagrelor in our Phase 1 trial. The older and elderly subjects in the Phase 2a trial resemble the patient population most likely to be treated with ticagrelor and to potentially benefit from bentracimab, if approved.
Phase 1 Clinical Trial
In September 2018, we completed a Phase 1 dose escalation clinical trial of bentracimab, delivered as an intravenous infusion in healthy subjects pre-dosed with ticagrelor that was designed to identify the target dose, determine proof of concept and evaluate the safety and tolerability of bentracimab. In the trial, we observed that bentracimab immediately and completely reversed the antiplatelet effects of ticagrelor. We conducted this trial pursuant to an IND that we sponsored and that became effective in March 2018. In March 2019, the full results from this trial of bentracimab were published in the New England Journal of Medicine.
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
Planned BLA Submission
Based on feedback from the FDA, we intend to submit a BLA for potential accelerated approval based on the interim analysis of our REVERSE-IT trial, which included 142 patients enrolled requiring urgent surgery or an invasive procedure and eight patients enrolled with uncontrolled major or life-threatening bleeding. To support our plan to seek full approval and consistent with the recommendation of the FDA, we plan to enroll 200 total patients in the REVERSE-IT trial. After we submit our BLA with data from the first 150 patients, we intend to complete the REVERSE-IT trial and establish a post-approval registry in accordance with FDA requirements. We are targeting to submit our BLA for bentracimab in mid-2022, although this timing could be impacted by the continued scope and duration of the COVID-19 pandemic. The FDA granted Breakthrough Therapy designation for bentracimab in April 2019. The EMA granted bentracimab PRIME designation in February 2020 and NMPA of China granted Breakthrough Therapy designation in December 2021.
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
We initiated nonclinical IND-enabling studies for PB6440 in 2021, and we plan to submit an IND in the second half of 2022. We are also targeting to begin a first-in-human trial in late 2022, although our timelines could be impacted by the scope and duration of the COVID-19 pandemic.
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
Product candidates based on our ELP technology, including prior product candidates for which we have ceased development in order to focus on the development of therapies for cardiovascular diseases, have been evaluated in over 500 patients with no known SAEs considered to be drug-related and resulting in study drug discontinuation.
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
Pemziviptadil (PB1046)
Pemziviptadil (also known as PB1046), a novel, subcutaneously-injected VIP analogue, is a recombinant fusion protein composed of VIP and our proprietary ELP technology. Pemziviptadil has been administered to nearly 90 patients with hypertension or a history of cardiac disease in three Phase 1/2 clinical trials conducted in the United States with no SAEs considered to be drug-related and resulting in study drug discontinuation to date. We previously pursued development of pemziviptadil for the treatment of pulmonary arterial hypertension, or PAH, but voluntarily ended our Phase 2b trial in
December 2021 due to impacts of the COVID-19 pandemic on manufacturing, associated drug supply and the rate of enrollment in the trial. After a strategic review, we have decided to stop further development of pemziviptadil in order to reprioritize resources and capital towards pre-commercialization activities for bentracimab and the advancement of other pipeline programs, including PB6440 for resistant hypertension.

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
From the inception of the MedImmune License through December 31, 2021, we have paid $3.6 million under the MedImmune License, related to third-party product storage costs and a milestone payment.
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
Co-Development Agreement for Bentracimab with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ provides us funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. In addition to the $90.0 million of initial funding, we have elected to receive an additional $30.0 million of funding having met specific, pre-defined clinical development milestones for bentracimab. From the inception of the SFJ Agreement through December 31, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $91.3 million under the SFJ Agreement. We also expect that SFJ will fund or reimburse an additional $28.7 million of clinical trial costs and other expenses.
During the term of the SFJ Agreement, we have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ has primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and provides clinical trial operational support in the European Union. We have agreed to use commercially reasonable efforts to conduct and complete our REVERSE-IT trial of bentracimab and to file a BLA or its foreign equivalent within specified timelines with each of the FDA and the EMA. We have formed a joint steering committee with SFJ to oversee and manage the collaboration, including our REVERSE-IT program and the regulatory process.
Under the terms of the SFJ Agreement, following the FDA approval of a BLA for bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments. If the EMA, or the national regulatory authority in certain European countries, authorizes a marketing approval for bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments. If either the Pharmaceuticals and Medical Devices Agency of Japan, or the PMDA, or the NMPA of China approves a marketing application for bentracimab, we will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments.
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
In the event that (i) we fail to pay any amounts payable to SFJ under the SFJ Agreement within a specified time period, (ii) we are in default of our obligations, subject to certain exclusions, under the MedImmune License, or (iii) either (a) we determine it is probable that we will be unable to meet our obligations as they become due within one year after the date that our financial statements for the then-current quarter are issued, or available to be issued or (b) a “going concern” footnote is included in any of our financial statements, and, in either case ((a) or (b)), we fail to remedy such going concern condition as specified in the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. We refer to such events (i), (ii) or (iii) as the Potential Program Transfer Events. We have multiple quarters in which to remedy the going concern condition, including by restructuring our costs and operations, raising additional capital in financing or strategic transactions or accepting additional financing from SFJ on the same terms as their original commitment (which additional financing they have the option, but not obligation, to provide). If our business related to bentracimab is transferred to SFJ, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world. See Risk Factors—"The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2021 included in this Annual Report on Form 10-K contains an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the SFJ Agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan."
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
In certain instances, upon the termination of the SFJ Agreement, we will be obligated to pay SFJ a multiple of the amounts paid or incurred by SFJ under the SFJ Agreement, including specifically:

•300% of such amounts (1) in the event that SFJ terminates the SFJ Agreement due to a material uncured breach of the SFJ Agreement by us or our bankruptcy, (2) if we terminate the SFJ Agreement at will prior to the first regulatory approval of bentracimab, or (3) if the SFJ Agreement were to be terminated due to a safety concern and such termination either (a) arose from our gross negligence, or (b) is due to a serious safety issue that was known to us on the date of the SFJ Agreement but the data demonstrating such serious safety issue were not disclosed to SFJ or publicly known prior to the date of the SFJ Agreement;
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
From the inception of the Duke License through December 31, 2021, we have incurred royalty costs of $0.3 million under the Duke License. As of May 2017, Duke is required to pay us a percentage of revenue that it receives from granting a license or sublicense with respect to certain products covered under the Duke License. As of December 31, 2021, Duke has not paid us any of such fees. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional non-royalty payments we receive.
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
Alfasigma Sublicense Agreement
In June 2021, we entered into the Alfasigma Sublicense under which we granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import any product composed of or containing bentracimab, or Licensed Products, in the Sublicense Territory. Under the terms of the Alfasigma Sublicense, in July 2021, we received a $20.0 million upfront payment from Alfasigma, and we will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments on net sales, with percentages starting in the low double digits and escalating to the mid-twenties.
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
Under the Alfasigma Sublicense, we are responsible for developing the Licensed Products and securing regulatory approval with the EMA and the MHRA, including in accordance with the SFJ Agreement, after which any marketing authorizations will be assigned to Alfasigma. Alfasigma is obligated to obtain and maintain any regulatory approvals necessary to market and sell the Licensed Products (including pricing approvals and post-marketing commitments) and is also responsible for securing regulatory approval in countries outside of Europe and the United Kingdom. Alfasigma will purchase its requirements from us for a set period, after which we are obligated to supply a lesser amount of Alfasigma's requirements, for Licensed Product at the lower of cost or a price not to exceed certain agreed amounts.
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
In connection with the Alfasigma Sublicense, in June 2021 we also entered into an Acknowledgement of Grant of Sublicense with MedImmune and Alfasigma, or the Acknowledgement of Grant, which provides for, among other things, (i) a potential assignment of the Alfasigma Sublicense from us to MedImmune or (ii) a potential assignment of the Medimmune License from us to Alfasigma, in either case in the event that we breach certain obligations under the Medimmune License that are not cured or remedied and SFJ has grounds to execute a “Program Transfer” (as defined in the SFJ Agreement) but elects not to do so. We recognized $10.8 million and zero in revenue under the Alfasigma Sublicense for the years ended December 31, 2021 and 2020, respectively.
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries and to commercialize bentracimab, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. We completed a technology transfer of our current manufacturing process for bentracimab from Wacker to BioVectra Inc., or BioVectra, another manufacturer certified for good manufacturing practices, or cGMP, and have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and to manufacture commercial supply of bentracimab following regulatory approval, if obtained.

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
BioVectra Supply Agreement
In March 2021, we entered into a supply agreement with BioVectra, or the BioVectra Agreement, for the manufacture and supply by BioVectra of bulk drug substance for bentracimab for commercial distribution following regulatory approval, if obtained. We have also engaged BioVectra to manufacture drug substance for our ongoing clinical trials. Under the terms of the BioVectra Agreement, BioVectra has committed to maintaining capacity to manufacture an agreed number of batches of product each year, and we have committed to purchase a specified minimum number of batches of product per year, or the Minimum Annual Commitment, although we are free to contract with third parties for the manufacture of bentracimab.
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
Pursuant to the Minimum Annual Commitments, we are obligated to purchase a minimum of (i) approximately $14.0 million of batches of product in years 2022 through 2023, (ii) approximately $37.0 million of batches of product in 2024, and (iii) approximately $48.0 million of batches of product in each of years 2025 through 2031. In the event we do not purchase the applicable Minimum Annual Commitment in a given year, we will be obligated to make a payment to BioVectra in an amount equal to the then-applicable supply price per batch multiplied by the difference between the Minimum Annual Commitment for such year and the number of batches of product we actually purchased in such year, or the Minimum Shortfall Payment, except in the event that BioVectra was unable to deliver the number of batches ordered by us in such year. In the event of certain serious or extended failures by BioVectra to supply product in the quantities ordered by us in a given year, our Minimum Annual Commitment for such year (and potentially one or more subsequent years) will be subject to reduction, and our obligation to make a Minimum Shortfall Payment for such year (and potentially one or more subsequent years) will be waived. We will have the right to reduce the Minimum Annual Commitments for the year 2026 and subsequent years by up to a specified maximum percentage per year. Further, if we are only able to obtain regulatory approval for products incorporating bentracimab in only one of the United States or Europe, we and BioVectra have agreed to discuss in good faith an amendment to the BioVectra Agreement to reflect decreased requirements for product and impacts to the supply price to reflect lower volume commitments.
The initial term of the BioVectra Agreement commences on the effective date of the BioVectra Agreement and continues until the tenth anniversary after the manufacturing process for the product is validated in accordance with the BioVectra Agreement, or Validation. The term of the BioVectra Agreement may be extended for additional one-year periods upon mutual agreement of the parties. Either party may terminate the BioVectra Agreement in the event of an uncured material breach by the other party or upon the occurrence of certain events of insolvency of the other party. We may terminate the BioVectra Agreement (i) in the event of certain regulatory compliance failures by BioVectra or any person employed or retained by it to perform services under the BioVectra Agreement, or (ii) subject to payment of a termination fee to BioVectra (the amount of which decreases over the term of the BioVectra Agreement from an initial maximum in the mid-teens of millions of dollars to zero), in the event we decide that it will not, or is unable to, pursue regulatory approval or commercialization of products incorporating bentracimab or in the event of termination of our license to the product from MedImmune Limited. We may also terminate the BioVectra Agreement without cause and without payment of a termination fee upon 24 months’ notice following the fifth anniversary of regulatory approval of a product incorporating bentracimab by either the FDA or the EMA.
Manufacturing
Our large molecule clinical product candidate bentracimab and our ELP preclinical and research and development pipeline candidates are currently manufactured using a microbial expression system. Our manufacturing utilizes a straight-forward E. coli fermentation process with a simple column chromatography-based purification process. Our small molecule candidate, PB6440 is manufactured through chemical synthesis. We believe that these manufacturing processes will enable our product candidates to be manufactured efficiently for clinical and commercial applications. We do not have any cGMP manufacturing facilities. Instead, we utilize third parties for the cGMP manufacture of our product candidates for clinical trials, and we intend to continue to use third parties in the near term for the future clinical development and, if they are approved, commercial manufacture of our drug products. Our contract manufacturers are FDA-inspected establishments that have a history of supplying products to the pharmaceutical industry in accordance with cGMP.
Bentracimab
Bentracimab bulk drug substance, provided to us pursuant to the MedImmune License, was filled and released for use in our initial clinical trials. The bentracimab drug substance was manufactured by Wacker, a third-party contract manufacturer, utilizing Wacker’s proprietary E. coli strain. We completed a technology transfer of our current manufacturing process for bentracimab from Wacker to BioVectra, another cGMP manufacturer, and have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and to manufacture commercial supply of bentracimab following regulatory approval, if obtained.
ELP Preclinical Pipeline
To date, we have relied on a non-proprietary E. coli strain for the production of our preclinical ELP pipeline candidates. Third-party manufacturers have performed the cGMP manufacturing of the drug product. Due to efficiencies achieved to date, we intend to utilize this non-proprietary strain for future manufacturing. As we advance preclinical product candidates through development, we intend to establish additional supply agreements and/or technology transfer agreements in order to meet our expected needs for future clinical trials and potential commercial demand.
PB6440
PB6440 is a small molecule candidate manufactured through chemical synthesis. Third-party manufacturers will perform the cGMP manufacturing of the drug. As we advance PB6440 through development, we intend to establish additional supply agreements and/or technology transfer agreements in order to meet our expected needs for future clinical trials and potential commercial demand.
Sales and Marketing
Except for the for the rights we granted to Alfasigma for bentracimab, we retain worldwide commercial rights to all of our product candidates. Given our stage of development, we are in the process of building our commercial organization and distribution capabilities. We intend to commercialize bentracimab, if approved, independently in the United States because we believe the patient populations and medical specialists for these indications are sufficiently concentrated to allow us to effectively promote these products with a targeted sales team. We may explore, and selectively pursue, strategic collaborations or partnerships with third parties to commercialize any other future approved products both in and outside of the United States in order to maximize the commercial potential of our products.
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
Bentracimab
There are currently no other known reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. The maker of the device, CytoSorbent Corporation, has also initiated a clinical trial in the U.S. to evaluate the use of the DrugSorb-ATR antithrombotic removal system during cardiothoracic surgery. Upon approval, bentracimab would be the only therapeutic agent available for specific reversal of ticagrelor. As a result, market acceptance of bentracimab, if approved, will depend heavily on the continued market acceptance and use of ticagrelor. Ticagrelor competes against other commercially available antiplatelet therapies, including other P2Y12 receptor antagonists, many of which are available as generic drugs and are therefore currently significantly less expensive than ticagrelor. New antiplatelet therapies may also be developed in the future, including other reversible P2Y12 receptor antagonists and other antiplatelet therapies, which could also have reversal agents, that could displace ticagrelor as the preferred antiplatelet agent for ACS.
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
•CIN-107, an aldosterone synthase inhibitor being developed by Cincor Pharmaceuticals;
•MLS-101, and aldosterone synthase inhibitor being studied by Mineralys Therapeutics; and
•BI 690517, an aldosterone synthase inhibitor being studied by Boehringer Ingelheim.
Intellectual Property
Our commercial success depends in part upon our ability to obtain and maintain proprietary protection for bentracimab, PB6440 and future product candidates and related discoveries and our ELP technology; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our ELP technology, our product candidates and other proprietary technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.
The term of individual patents varies depending on the date of filing of the patent application and the legal term of patents in the countries in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted a term of 20 years from the earliest filing date of a non-provisional application. In addition, in certain instances, a patent term can be adjusted to recapture a portion of the delay by the United States Patent and Trademark Office in issuing the patent. In addition, a patent term may be extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. The patent term extension based upon delay by the FDA can be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug or a method for using it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically in countries in which we file, the patent term is 20 years from the earliest filing date of a non-

provisional patent application. However, the actual protection afforded by a patent varies on a product-by-product basis and from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
As of December 31, 2021, our patent estate contained at least 22 patent families that we own or in-license that protect various aspects of our ELP technology or our product candidates. We own or have rights in 26 United States patents, 16 United States patent applications, 135 foreign patents and 75 foreign patent applications.
Bentracimab
With regard to bentracimab, we in-licensed one patent family. As of December 31, 2021, this patent family included two issued United States patents with composition of matter claims covering bentracimab that are expected to expire in 2035 and 2036, without taking patent term extensions into account, three pending United States patent applications, two issued foreign patents, and 13 pending foreign applications, that if issued, would expire in 2035.
PB6440
Upon acquiring the intellectual property rights of PB6440 in January 2020, we acquired three patent families relating to aldosterone synthase inhibitors, which as of December 31, 2021 consisted of three granted patents in the United States, two pending applications in the United States and 15 pending foreign applications. The granted United States patents are expected to expire in 2037, without taking patent term extensions into account.
ELP Technology
As of December 31, 2021, we owned two patent families relating to our ELP technology, which consist of two granted patents in the United States, two pending applications in the United States and ten pending foreign applications. The first granted patent is expected to expire in 2021 and the second is expected to expire in 2035, without taking patent term extensions into account.
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
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.
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
Coverage and Reimbursement
Market acceptance and sales of any drug products depend in part on coverage and the extent to which adequate reimbursement for drug products will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Coverage and reimbursement for our product also depends on coverage and adequate reimbursement for the procedures using bentracimab as a ticagrelor reversal agent. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. Even if the procedure using our product is covered, third-party payors may package the cost of the drug into the procedure payment and not separately reimburse the physician for the costs associated with our product. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products once approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and adequate reimbursement.
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
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief legislation has temporarily suspended these reductions from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Congress is also considering drug pricing as part of other health reform initiatives. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
Additional Regulation
We are subject to various federal, state and local laws and regulations relating to the protection of the environment, human health and safety in the U.S. and in other jurisdictions in which we operate. If we violate these laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators. Environmental laws and regulations are complex, change frequently and have become more stringent over time. We believe that our operations currently comply in all material respects with applicable environmental laws and regulations.
Employees and Human Capital Resources

As of December 31, 2021, we had 60 employees, all of whom are full-time employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
•We will need substantial additional funding to be able to continue as a going concern, to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
•The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2021 included in this Annual Report on Form 10-K contains an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the SFJ Agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan.
•If we receive regulatory approval for bentracimab, or alternatively if the SFJ Agreement were to be terminated, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the SFJ Agreement, SFJ could exercise its remedies as a holder of a first-priority security interest in our assets and our business could be materially harmed.
•If Alfasigma does not satisfy its obligations under our agreement with them, or if they terminate our partnership with them, we may not be able to commercialize our partnered product candidate as planned and our expected revenue from this agreement could be materially affected.
•We currently have only one clinical-stage product candidate, bentracimab, a ticagrelor reversal agent. If we are unable to successfully develop, receive regulatory approval for and commercialize bentracimab, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
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
•We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of bentracimab, PB6440 and any other product candidates that we may pursue for clinical development as well as for commercial manufacturing, if we receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.
•If we fail to comply with our obligations in our current and future intellectual property licenses and funding arrangements with third parties, including the SFJ Agreement and the Alfasigma Sublicense, we could lose rights that are important to our business.
•The trading price of the shares of our common stock has and may be volatile, and purchasers of our common stock could incur substantial losses.
Risks Related to Our Financial Position and Capital Needs
The ongoing COVID-19 pandemic has and may continue to adversely impact our business and operations, including our clinical trials.
Our business operations have and may continue to be adversely affected by the effects of the ongoing COVID-19 pandemic. The U.S., state and local governments have and may in the future impose travel and other restrictions in order to reduce the spread of the disease and its variants, including state and local orders across the United States that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events, mandate healthcare workers to become fully vaccinated and order cessation of non-essential travel. As certain of these restrictions have eased, we have begun to resume some activities, including limited business travel, and implemented hybrid work environments that permit in-person work as appropriate based on the employee’s work responsibilities. Re-opening our offices could expose our employees to health risks, and us to associated liability, and could create additional risks and operational challenges that require us to make additional investments in the design, implementation and enforcement of new workplace health and safety protocols. We expect many employees to continue to work remotely or a hybrid of in-person and remote work, which presents risks, uncertainties and costs that could affect our performance, including operational and workplace culture challenges, uncertainty regarding office space needs and heightened vulnerability to cyberattacks.
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
•interruption of key clinical trial activities, such as clinical trial site monitoring, and the ability or willingness of subjects to travel to trial sites due to limitations on travel imposed or recommended by federal or state governments, employers and others; and
•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of choosing not to comply with vaccine mandates for healthcare workers, sickness of employees or their families or the desire of employees to avoid contact with large groups of people.
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
As we advance our clinical program for bentracimab with site activations and patient enrollment, we remain in close contact with our clinical research organizations, or CROs, clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trial and current timelines and to consider whether we can implement appropriate mitigating measures to help to lessen such impacts. At this time, however, we cannot currently fully forecast the scope of impacts that COVID-19 may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results.
On December 21, 2021, we announced that we had voluntarily ended our Phase 2b trial of pemziviptadil in PAH due to COVID-19 impacts on manufacturing, associated drug supply and the rate of enrollment in the trial. After a strategic review, we have decided to stop further development of pemziviptadil in order to reprioritize resources and capital towards pre-commercialization activities for bentracimab and the advancement of other pipeline programs, including PB6440 for resistant hypertension.
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
The spread of COVID-19 and its variants, which has had a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the continued duration of, the COVID-19 pandemic may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction, inflation or other negative global economic conditions resulting from the spread of COVID-19 and its variants could materially affect our business and the value of our common stock.
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
We are a clinical-stage biopharmaceutical company, and we have incurred significant net losses since our inception. Our net loss was $131.1 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $391.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, or IPO, and subsequent underwritten sales of our common stock, private placements of convertible debt and convertible preferred stock, borrowings under our term loan, funds we have received under the SFJ Agreement and funds we have received pursuant to the Alfasigma Sublicense. In future periods we expect SFJ to provide up to $28.7 million of funding pursuant to the SFJ Agreement. We have no products approved for commercialization and have never generated any revenue from product sales.
We have devoted substantially all of our financial resources and efforts to the development of our clinical and preclinical product candidates and our proprietary half-life extending ELP technology, including conducting preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•continue our ongoing clinical trial of bentracimab, as well as initiate and complete additional clinical trials, as needed;
•seek to expand our geographical reach through the SFJ Agreement and the corresponding clinical development support fees that we will incur;
•pursue regulatory approvals for bentracimab as a reversal agent for the antiplatelet drug ticagrelor;
•develop PB6440 for treatment-resistant hypertension;
•seek to discover and develop additional clinical and preclinical product candidates;
•scale up our clinical and regulatory capabilities;
•establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including bentracimab;
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
We commenced operations in 2002, and our operations to date have been largely focused on raising capital and developing our clinical and preclinical product candidates, including undertaking preclinical studies and conducting clinical trials. To date, we have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so.
We will need substantial additional funding to be able to continue as a going concern, to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we complete our ongoing clinical trials of our product candidates, initiate future clinical trials of our product candidates, seek marketing approval for bentracimab as a ticagrelor reversal agent, develop PB6440 for treatment-resistant hypertension and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for bentracimab, PB6440 or any other product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company.
We have experienced net losses and negative cash flows from operations and, as of December 31, 2021, had an accumulated deficit of $391.8 million. We expect to continue to incur net losses for at least the next several years. As of December 31, 2021, we had cash and cash equivalents of $41.8 million. We believe that our existing cash and cash equivalents as of December 31, 2021, in addition to the $28.7 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse pursuant to the SFJ Agreement, will not be sufficient to fund our operating expenses and capital requirements for 12 months from the date of the issuance of the financial statements included in this Annual Report on Form 10-K. These factors raise substantial doubt about our ability to continue as a going concern. We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. Our future capital requirements will depend on many factors, including:

•the progress and results of our ongoing and planned future clinical trials of bentracimab and our development of PB6440 and other preclinical programs;
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
•our ability to establish collaborations to commercialize bentracimab, PB6440 or any of our other product candidates outside the United States; and
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.
We will require additional capital to commercialize bentracimab and PB6440. If we receive regulatory approval for any of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. Except with respect to the funding obligations pursuant to the SFJ Agreement and the Alfasigma Sublicense, we do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, under the SFJ Agreement, we granted SFJ a first-priority security interest in all of our assets related to bentracimab, subject only to the lien of SVB and WestRiver, or the Lenders, for existing indebtedness to the Lenders. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to intellectual property related to bentracimab. Similarly, our loan and security agreement with the Lenders is secured by a security interest in substantially all of our current and future assets. We are also obligated to comply with various other customary covenants, including restrictions on our ability to encumber our intellectual property assets. The security interests granted to SFJ and the Lenders may preclude future debt financing or make the terms of such financings less favorable.
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
The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2021 included in this Annual Report on Form 10-K contains an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the SFJ Agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan.
The auditor's opinion on our audited financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K includes an explanatory paragraph stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Under the SFJ Agreement, if we fail to remedy such going concern condition during the periods specified in the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. We have multiple quarters in which to remedy the going concern condition, including by restructuring our costs and operations, raising additional capital in financing or strategic transactions or accepting additional financing from SFJ on the same terms as their original commitment (which additional financing they have the option, but not obligation, to provide). If we are unable to remedy the going concern condition and our business related to bentracimab is transferred to SFJ as a result, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world.
There can be no assurances that we will be able to raise the capital we need to continue our operations and to remedy the going concern condition pursuant to the SFJ Agreement or that we will be able to generate sufficient liquidity or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly scale back our expenditures and thereby reduce our operating plans and curtail some or all of our product development, commercialization and strategic plans, and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected, each of which would similarly materially and adversely affect our business, prospects, financial condition and results of operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our liquidity needs and capital resources.
If we receive regulatory approval for bentracimab, or alternatively if the SFJ Agreement were to be terminated, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the SFJ Agreement, SFJ could exercise its remedies as a holder of a first-priority security interest in our assets and our business could be materially harmed.
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
In addition, in the event that (i) we fail to pay any amounts payable to SFJ under the SFJ Agreement within a specified time period, (ii) we are in default of our obligations (subject to certain exclusions) under the MedImmune License or (iii) either (a) we determine it is probable that we will be unable to meet our obligations as they become due within one year after the date that our financial statements for the then-current quarter are issued, or available to be issued or (b) a “going concern” footnote is included in any of our financial statements, and, in either case ((a) or (b)), we fail to remedy such going concern condition as specified in the agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. We have multiple quarters in which to remedy the going concern condition, including by restructuring our costs and operations, raising additional capital in financing or strategic transactions or accepting additional financing from SFJ on the same terms as their original commitment (which additional financing they have the option, but not obligation, to provide). The auditor’s opinion on the audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 contains an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern, thus creating a “going concern” condition under the SFJ Agreement. If we are unable to remedy the going concern condition and if our business related to bentracimab is transferred to SFJ, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world. See “—The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2021 included in this Annual Report on Form 10-K contains an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the SFJ Agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan.”
In the event that the SFJ Agreement were to be terminated, we will be obligated to make substantial payments to SFJ. If following termination of the SFJ Agreement we continue to develop bentracimab and obtain BLA approval in the United States, the European Union, Japan or China, we will be obligated to pay applicable approval payments for any such jurisdiction to SFJ as if the SFJ Agreement had not been terminated, less any payments made upon termination, except in limited circumstances. Further, if our business related to SFJ is transferred to SFJ in the event that we breach certain provisions of the SFJ Agreement, we will not share in any revenues from the commercialization of bentracimab until SFJ has received an at least 300% return on its investment in bentracimab. Such payment obligations could have significant consequences for our stockholders and our business, results of operations and financial condition and could force us to delay or terminate development of bentracimab or other product candidates.
If Alfasigma does not satisfy its obligations under our agreement with them, or if they terminate our partnership with them, we may not be able to commercialize our partnered product candidate as planned and our expected revenue from this agreement could be materially affected.
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
Risks Related to the Development of Our Product Candidates
We currently have only one clinical-stage product candidate, bentracimab, a ticagrelor reversal agent. If we are unable to successfully develop, receive regulatory approval for and commercialize bentracimab, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

We currently have no products that are approved for commercial sale. We currently have only one clinical-stage product candidate, bentracimab. To date, we have not yet completed any pivotal clinical trials. We have not completed the development of any product candidates, and we may never be able to develop marketable products.
We have invested substantially all of our efforts and financial resources in the development of our clinical and preclinical product candidates and our proprietary ELP technology. Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of bentracimab, PB6440 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:
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
•the prevalence and severity of adverse events experienced with bentracimab, PB6440 or any other product candidates;
•the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop, specifically, alternative reversal agents or antiplatelet therapies to ticagrelor (including therapies that may be developed with a reversal agent), or alternative treatments for treatment-resistant hypertension;
•our ability to produce bentracimab, PB6440 or any other product candidates we develop on a commercial scale;
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
If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for bentracimab, PB6440 or any other product candidate we develop, we may not be able to continue our operations.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Bentracimab is currently our only clinical-stage product candidate. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for bentracimab, PB6440 or any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA, or a new drug application, or NDA, from the FDA. To date, we have only had limited discussions with the EMA and other comparable foreign authorities regarding regulatory approval for bentracimab or any other product candidate outside of the United States.
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
We have invested a significant portion of our time and financial resources in the development of our clinical and preclinical product candidates, including bentracimab and PB6440. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize bentracimab, PB6440 and any future product candidates in a timely manner.
Even if we eventually complete clinical testing and receive approval of a BLA, NDA or foreign marketing application for bentracimab, PB6440 or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.
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
We intend to complete the REVERSE-IT trial and establish a post-approval registry in accordance with FDA requirements. With regards to the 200 total patients needed for full enrollment of the REVERSE-IT trial, our protocol provides that no more than approximately two-thirds of patients can come from either the uncontrolled major or life-threatening bleeding population or the patient population requiring urgent surgery or an invasive procedure. The CHMP of the EMA has also generally agreed with our proposed clinical development and commercialization plan for bentracimab.
In November 2021, we announced results from the specified interim analysis of the first 150 patients enrolled in the REVERSE-IT trial (142 of whom enrolled required urgent surgery or an invasive procedure and eight of whom enrolled with uncontrolled major or life-threatening bleeding). The cohort of patients requiring urgent surgery or an invasive procedure has been fully enrolled, and trial sites have shifted focus to enrolling patients with uncontrolled major or life-threatening bleeding events, although there is no guarantee that we will be able to successfully accelerate enrollment of these patients.
We intend to submit our BLA for potential accelerated approval based on the interim analysis of these patients and are targeting to submit our BLA in mid-2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic. Following the submission of our BLA, the FDA could determine that the trials conducted by us were insufficient to support approval because, among other potential reasons, we did not enroll a sufficient number of patients in the REVERSE-IT trial, including patients with uncontrolled major or life-threatening bleeding, for all or some of the proposed indications we intend to pursue. Further, the FDA may require us to conduct extensive post-approval studies or require us to make modifications to our ongoing REVERSE-IT trial after approval and marketing.
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
From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete, including from our Phase 3 REVERSE-IT trial of bentracimab, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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
We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, EMA or other regulatory agencies to market bentracimab, PB6440 or any future product candidate. Carrying out pivotal clinical trials is a complicated process. As an organization, we have not previously completed any later stage or pivotal clinical trials. In order to do so, we have needed to and will need to further expand our clinical development and regulatory capabilities, and we may be unable to recruit and train additional qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. See “— Risks Related to our Dependence on Third Parties —We rely on third parties to conduct a significant portion of our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.” In particular, pursuant to the SFJ Agreement, SFJ has primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and provides clinical trials operational support in the European Union. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA or NDA submission and approval of bentracimab, PB6440 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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
•the proximity and availability of clinical trial sites for prospective patients; and
•economic and political instability in countries where our trial sites are located, including terrorist attacks, civil unrest and actual or threatened armed conflict.
Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials, and potentially clinical development programs, altogether. For example, we have stopped development of pemziviptadil for the treatment of PAH after previously voluntarily ending our Phase 2b trial of pemziviptadil in PAH due to COVID-19 impacts on the rate of enrollment in the trial, among other impacts.
Enrollment delays in any of our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Additionally, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.
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
We are developing bentracimab as a ticagrelor reversal agent for the treatment of patients on ticagrelor. If previously unknown safety risks related to ticagrelor are discovered that would affect its use as an antiplatelet therapy, or if market acceptance of ticagrelor significantly changes, we may pause or stop development of bentracimab, which would significantly and adversely affect our business prospects.
ELP is a novel technology, which makes it difficult to predict the time, risks and cost of development and of subsequently obtaining regulatory approval of our ELP product candidates.
Certain of our preclinical product candidates are based on our proprietary ELP technology. Some of our future success depends on the successful development of this technology and products based on it. To our knowledge, no regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using our novel ELP technology. We may never receive approval to market and commercialize any product candidate that utilizes ELP.
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
A key element of our strategy is to build and expand our pipeline of product candidates, including by developing PB6440 for treatment-resistant hypertension and by identifying other product candidates using our ELP technology. In addition, we may in-license or acquire additional product candidates for other diseases. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of their being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of bentracimab as a ticagrelor reversal agent and PB6440 for treatment-resistant hypertension. We previously pursued development of pemziviptadil for the treatment of PAH, but after a strategic review, have decided to stop further development of pemziviptadil in order to reprioritize resources and capital towards pre-commercialization activities for bentracimab and the advancement of other pipeline programs, including PB6440 for resistant hypertension.
We may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to by the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the post-Transition Period trading relationship between the United Kingdom and the European Union was agreed to in December 2020 and formally entered into force on May 1, 2021.
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our product candidates in the United Kingdom and limit our ability to generate revenue in that territory. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there are additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period and frequent delays in the transit of goods between the United Kingdom and the European Union. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.
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
•the availability of third-party coverage and adequate reimbursement for bentracimab, PB6440 and any other product candidates, once approved;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products together with other medications.
If we are unable to establish sales, marketing and distribution capabilities for bentracimab, PB6440 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.
To achieve commercial success for bentracimab, PB6440 or any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization or identify a commercialization partner. We are currently building a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
Pursuant to the Alfasigma Sublicense, we granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import any product composed of or containing bentracimab in the Sublicense Territory. If we are unable to successfully establish our own sales, marketing and distribution capabilities and are forced to enter into arrangements with, and rely on, third parties to perform these services, our revenue and our profitability, if any, are likely to be lower than if we had developed such capabilities ourselves. In addition, we may not be successful in entering into additional arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with additional third parties, we will not be successful in commercializing our product candidates.
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
We are currently not aware of reversal agents approved or in clinical development for ticagrelor or any other antiplatelet drugs. In the European Union, an extracorporeal whole blood purification adsorber device is available that may be useful for non-specific removal of ticagrelor during some cardiac procedures when used in conjunction with cardiopulmonary bypass. The maker of the device, CytoSorbents Corporation, has also initiated a clinical trial in the U.S. to evaluate the use of the DrugSorb-ATR antithrombotic removal system during cardiothoracic surgery. Upon approval, bentracimab would be the only therapeutic agent available for specific reversal of ticagrelor. There can be no assurance that competitors will not seek to develop a competing product. Moreover, the success of bentracimab, if approved, will be dependent on the continued success of ticagrelor. See “—Market acceptance of bentracimab, if approved, will depend heavily on the continued market acceptance and use of ticagrelor.”
In addition, we are aware of several other products and product candidates as potential treatments for treatment-resistant hypertension that could compete with PB6440. Although we anticipate that PB6440 may be used as a complement to patients’ existing antihypertensive therapies, we expect to compete with existing generic treatments for hypertension that target the mineralocorticoid receptor. In addition to the currently approved mineralocorticoid receptor antagonists, eplerenone and spironolactone, we are also aware of a number of therapies in clinical development for the treatment of resistant hypertension with which PB6440 would compete if approved, including CIN-107, an aldosterone synthase inhibitor currently being evaluated by CinCor Pharma, Inc. in two Phase 2 clinical trials and MLS-101, an aldosterone synthase inhibitor being evaluated by Mineralys Therapeutics in a Phase 2 clinical trial.
In addition, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than bentracimab, PB6440 or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
The success of bentracimab as a ticagrelor reversal agent, PB6440 for treatment-resistant hypertension or any future product candidate will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.
We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for bentracimab as a ticagrelor reversal agent, PB6440 for treatment-resistant hypertension and/or procedures utilizing bentracimab, PB6440 or any other product candidate, and the extent to which patients will be willing to pay out-of-pocket for such products and procedures, in the absence of reimbursement for all or part of the cost. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. Even if the procedure using our product is covered, third-party payors, such as Medicare, Medicaid, managed care organizations, and private health insurers, may package the cost of the drug into the procedure payment and not separately reimburse the physician for the costs associated with our product. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products once approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.
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
There can be no assurance that bentracimab, PB6440 or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.
The market for bentracimab, PB6440 or any other product candidates may be smaller than we expect.
Our estimates of the potential market opportunity for bentracimab, PB6440 or any other product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research reports. These assumptions include, for bentracimab, the number of patients on ticagrelor who will experience uncontrolled bleeding or who will require surgery; and for PB6440, the number of patients with treatment-resistant hypertension, as well as the estimated reimbursement levels for each product candidate if approved. However, there can be no assurance that any of these assumptions are, or will remain, accurate. If the actual market for bentracimab, PB6440 or for any other product candidates we may develop is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

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
To date, we have generally engaged CROs to conduct or assist in our ongoing clinical trials of bentracimab and other prior clinical trials of our product candidates. We expect to engage CROs for future clinical trials for bentracimab, PB6440 or other product candidates that we may progress to clinical development. In addition, pursuant to the SFJ Agreement, SFJ has primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and provides clinical trials operational support in the European Union. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct these clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic.
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
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of bentracimab, PB6440 or any other product candidates.
We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.
We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of bentracimab, PB6440 and any other product candidates that we may pursue for clinical development as well as for commercial manufacturing, if we receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of bentracimab, PB6440 and any other product candidates that we may pursue, for clinical development as well as for commercial manufacture of bentracimab, PB6440 and any other product candidates which we may pursue, if we receive marketing approval. We also rely on a proprietary E. coli strain owned by Wacker, which we have licensed for the production of bentracimab. Our reliance on Wacker’s E. coli strain increases the risk that we will not have sufficient quantities of bentracimab or be able to obtain quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.
With respect to bentracimab, we initially relied upon Wacker for manufacture of drug substance for use in our clinical trials. We completed a technology transfer of our current manufacturing process for bentracimab from Wacker to BioVectra, another cGMP contract manufacturer. We have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and to manufacture commercial supply of bentracimab following regulatory approval, if obtained. We will need to perform analytical and other tests to demonstrate that the new materials produced by BioVectra, or any other future third-party manufacturer that we engage, are comparable in all respects to the product utilized in our previous clinical trials. There is no assurance that any such product will pass the required comparability testing in a timely manner, or at all, that any other future third-party manufacturer that we engage will be successful in producing bentracimab or that any materials produced by BioVectra or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials used in our previous clinical trials. Moreover, if supplies are interrupted or produced in poor yield or quality, it would materially harm our business. BioVectra will be required to scale up the manufacturing process to meet our future needs of bentracimab for later-stage clinical development and, if approved, commercialization. If BioVectra is unable to successfully scale up the manufacturing process, we would need to find alternative manufacturing facilities or an alternative manufacturing process, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and which could adversely affect the clinical development of bentracimab.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of bentracimab, PB6440 and any other product candidates for which we obtain marketing approval. The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA or other regulatory authorities after we submit our BLA or comparable marketing application to the FDA or other regulatory authority. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we may be unable to obtain regulatory approval of our marketing applications. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
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
As of the date of this Annual Report on Form 10-K, our patent estate contained at least 22 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 26 United States patents, 16 United States patent applications, 135 foreign patents and 75 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of bentracimab, and our ELP technology. These license agreements impose diligence, development and commercialization timelines and milestone payments, royalties, insurance and other obligations on us. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor and may face other penalties. Such an occurrence would materially adversely affect our business prospects.
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
Additionally, in connection with the Alfasigma Sublicense, in June 2021 we and Alfasigma entered into an Acknowledgement of Grant of Sublicense with MedImmune, which provides for, among other things, a potential assignment of the Alfasigma Sublicense from us to MedImmune or a potential assignment of the Medimmune License from us to Alfasigma, in either case in the event that we breach certain obligations under the Medimmune License that are not cured or remedied and SFJ has grounds to execute a “Program Transfer” (as defined in the SFJ Agreement) but elects not to do so, which could result in a loss of our bentracimab intellectual property rights and related revenue streams and our business would be materially harmed. See “— Risks Related to Our Financial Position and Capital Needs —If we receive regulatory approval for bentracimab, or alternatively if the SFJ Agreement were to be terminated, we will be required to make substantial payments to SFJ pursuant to the SFJ Agreement. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the SFJ Agreement, SFJ could exercise its remedies as a holder of a first-priority security interest in our assets and our business could be materially harmed.”
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

As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize bentracimab, PB6440 or any future product candidates. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such United States patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.
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
If we continue to rely on third parties to manufacture or commercialize bentracimab, PB6440 or any future product candidates, or if we continue to collaborate with additional third parties for the development of bentracimab, PB6440 or any future product candidates, we must, at times, share trade secrets with them. We may also continue to conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.
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
Healthcare providers, physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws, health information privacy laws, and the law commonly referred to as the Physician Payments Sunshine Act and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:
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
•the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to: (1) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and (2) ownership and investment interests held by physicians and their immediate family members;
•state and foreign law equivalents of each of the above federal laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and
•state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the General Data Protection Regulation (EU) 2016/679, or GDPR, imposes privacy and security obligations on any entity that collects and/or processes data from individuals located in the European Economic Area, or EEA. Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. In addition, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty. Complying with the GDPR, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.
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
Even if we obtain regulatory approval for bentracimab, PB6440 or any future product candidates, they will remain subject to ongoing regulatory oversight.
Even if we obtain any regulatory approval for bentracimab, PB6440 or any future product candidates, such product candidates, once approved, will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submitting of safety and other post-market information, among other things. Any regulatory approvals that we receive for bentracimab, PB6440 or any future product candidates may also be subject to a risk evaluation and mitigation strategy, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing, including Phase 4 trials, and in the event that we receive accelerated approval of bentracimab, the completion of a Phase 3 trial, and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.
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
If we fail to comply with applicable regulatory requirements following approval of bentracimab, PB6440 or any future product candidates, a regulatory authority may:
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize bentracimab, PB6440 or any future product candidates and harm our business, financial condition, results of operations and prospects.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will remain in effect through 2031, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for bentracimab, PB6440 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:
•additional clinical trials to be conducted prior to obtaining approval;
•changes to manufacturing methods;
•recalls, replacements, or discontinuance of one or more of our products; and
•additional recordkeeping.
Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of bentracimab, PB6440 or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.
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
Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our product pipeline toward scaling up for commercialization, manufacturing and sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. We may also experience employee turnover in the future that may have an adverse effect on our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In addition, the foregoing may be exacerbated by employees unwilling to work due to choosing not to comply with vaccine mandates for healthcare workers or for government contractors. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
We expect to expand our clinical development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of December 31, 2021, we had 60 employees. As our development progresses, we expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

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
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
The trading price of the shares of our common stock has and may be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price has been, and may continue to be, volatile. Since our initial public offering, or IPO, and through March 21, 2022, our common stock has traded at prices ranging from $0.96 to $16.65 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•the commencement, enrollment or results of our clinical trials of bentracimab, PB6440 or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•any delay in our regulatory filings for bentracimab, PB6440 or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results from, delays in or termination of clinical trials;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•unanticipated serious safety concerns related to the use of bentracimab, PB6440 or any other product candidate;
•changes in financial estimates by us or by any equity research analysts who might cover our stock;
•investors' general perception of our company and our business;
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
There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Global Market.
Our common stock is currently listed on Nasdaq under the symbol “PHAS.” To maintain the listing of our common stock on the Nasdaq Global Market, we are required to meet certain listing requirements. If the Nasdaq Global Market delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
•limited availability of market quotations for our securities;
•a determination that the common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, which would be December 31, 2023, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
We have broad discretion over the use of our cash and cash equivalents, including the net proceeds from our recent public offerings. You may not agree with our decisions, and our use of these cash and cash equivalents may not yield any return on your investment. We expect to use our existing cash and cash equivalents to advance bentracimab and PB6440, fund development of our ELP technology and preclinical programs and for working capital and general corporate purposes. In addition, we may use a portion of our cash and cash equivalents to pursue our strategy to in-license or acquire additional product candidates. Our failure to apply our cash and cash equivalents effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these cash and cash equivalents. You will not have the opportunity to influence our decisions on how to use these cash and cash equivalents.
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
The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, together with the CARES Act that was enacted March 27, 2020, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Recently, in the United States, Congress and the Biden administration proposed legislation (which has not yet been enacted) to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes that could apply to our business.
We might not be able to utilize a significant portion of our net operating loss carryforwards.
As of December 31, 2021, we had federal and state NOL carryforward balances of $259.1 million and $227.6 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022, unless previously utilized or limited by other provisions within the tax law. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs incurred in taxable years beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced, and may in the future experience, ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future, and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
Maintaining the security of our computer information systems and communication systems is a critical issue for us. We devote considerable internal and external resources to network security and other security measures to protect our systems and users, but these security measures cannot provide absolute security. The multitude and complexity of our computer systems may make them susceptible to service interruption, breaches of security, disruption of data integrity, inadvertent errors that expose our data or systems, malicious intrusion, or random attacks.

Our internal computer systems, and those of third parties on which we rely, are also vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. We have in the past and may in the future identify defects, errors, or vulnerabilities, which could inadvertently permit access to or exposure of customer data. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If any such event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption, security incident, or breach was to result in a loss of or damage to our data or applications, or inappropriate access to or disclosure of confidential or proprietary information, we could incur material legal claims and liability and damage to our reputation, and the further development of our product candidates could be delayed.
The effects of a security breach or privacy violation could be further amplified during the current COVID-19 pandemic. In addition, the cost and operational consequences of implementing further data protection measures could be significant and theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Further, we cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.
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
Holders of Record
As of March 21, 2022, we had 50 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Reserved

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
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiovascular diseases. Our lead product candidate, bentracimab (also known as PB2452), is a novel reversal agent for the antiplatelet drug ticagrelor. Bentracimab has been generally well tolerated in our completed trials, with no drug-related serious adverse events, or SAEs. In our completed Phase 2a and Phase 2b clinical trials of bentracimab, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours. We are currently conducting our pivotal Phase 3 REVERSE-IT trial of bentracimab. In a prespecified interim analysis of 150 enrolled patients (142 of whom enrolled required urgent surgery or an invasive procedure and eight of whom enrolled with uncontrolled major or life-threatening bleeding), bentracimab achieved the primary endpoint of the trial by immediately and sustainably reversing the antiplatelet effects of ticagrelor. We are developing bentracimab pursuant to a co-development agreement, or the SFJ Agreement, with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company, or SFJ. We are also developing our preclinical product candidate, PB6440, for treatment-resistant hypertension. Except for the rights that we granted to Alfasigma S.p.A., or Alfasigma, for bentracimab, we retain worldwide commercial rights to all of our product candidates.
Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of bentracimab in the United States through an accelerated approval process. We are targeting to submit a Biologics License Application, or BLA, to the FDA for bentracimab in mid-2022, although this timing could be impacted by the continued scope and duration of the COVID-19 pandemic. In addition, our IND for bentracimab was recently approved by the Center for Drug Evaluation, or CDE, of the China National Medical Products Administration, or NMPA, in August 2021. We expect to begin enrolling patients in China in the first half of 2022.
As we advance our clinical programs for bentracimab with site activations and patient enrollment, we remain in close contact with our clinical research organizations, clinical sites and suppliers to attempt to assess the impacts that COVID-19 and its variants may have on our clinical trials and current timelines and to consider whether we can implement appropriate mitigating measures to help lessen such impacts. At this time, however, we cannot fully forecast the scope of impacts that COVID-19 may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results or our ability to develop PB6440.
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
Since our inception, we have incurred significant operating losses. Our net loss was $131.1 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $391.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:
•continue our ongoing clinical trials of bentracimab, as well as initiate and complete additional clinical trials, as needed;
•seek to expand our geographical reach through the SFJ Agreement and the Alfasigma Sublicense and the corresponding clinical development support fees and milestone payments that we will incur or may receive;
•pursue regulatory approvals for bentracimab as a reversal agent for the antiplatelet drug ticagrelor;
•develop PB6440 for treatment-resistant hypertension;
•seek to discover and develop additional clinical and preclinical product candidates;
•scale up our clinical and regulatory capabilities;
•establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including bentracimab;
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
FINANCIAL OVERVIEW
Components of Results of Operations
Revenue
Sublicense Revenue
Sublicense revenue relates to the revenue we recognized in relation to the Alfasigma Sublicense, which contains multiple components including (i) sublicenses; (ii) research and development activities; and (iii) the manufacturing and supply of certain materials. Payments pursuant to this arrangement include a non-refundable upfront payment, milestone payments upon the achievement of significant regulatory and development events, sales of product at certain agreed-upon amounts, sales milestones and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.
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
Operating Expenses
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expense to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our later-stage clinical trials for bentracimab, develop PB6440, conduct other preclinical studies and clinical trials, prepare regulatory filings and, if we receive regulatory approval for one or more product candidates, prepare for commercialization efforts. We previously pursued development of pemziviptadil for the treatment of pulmonary arterial hypertension, or PAH, but after a strategic review, have decided to stop further development of pemziviptadil in order to reprioritize resources and capital towards pre-commercialization activities for bentracimab and the advancement of other pipeline programs, including PB6440 for resistant hypertension.
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
We expect that general and administrative expenses will increase over the next several years to support our continued research and development activities of our current and future product candidates, manufacturing activities, potential commercialization of bentracimab and the increased costs operating as a public company. We believe that these increases likely will include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.
Other (Expense) Income
Loss From Remeasurement of Development Derivative Liability
Loss from remeasurement of development derivative liability reflects the revaluation at each reporting date of our development derivative liability based on the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms under the SFJ Agreement, which is determined to be fair value. The liability is remeasured at the end of each quarter as a Level 3 derivative, with the change in fair value recorded in the statements of operations.
Interest Income
Interest income consists of interest income from funds held in our cash and cash equivalent accounts.
Interest Expense
Interest expense consists of interest expense on our term loan with SVB and WestRiver.
Provision for Income Taxes
Income tax expense consists of international withholding tax on the initial payment from Alfasigma.
License, Co-Development and Other Agreements
MedImmune Limited License Agreement

In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or MedImmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $3.0 million of which had been incurred as of December 31, 2021; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. From the inception of the MedImmune License through December 31, 2021, we have incurred costs of $3.6 million under the MedImmune License.
Co-Development Agreement with SFJ Pharmaceuticals
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ provides us funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In March 2020, we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of bentracimab. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. In addition to the $90.0 million of initial funding, we have elected to receive an additional $30.0 million of funding having met specific, pre-defined clinical development milestones for bentracimab. From the inception of the SFJ Agreement through December 31, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $91.3 million under the SFJ Agreement. We also expect that SFJ will fund or reimburse an additional $28.7 million of clinical trial costs and other expenses. During the term of the SFJ Agreement, we have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ has primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operational support in the European Union.
Under the terms of the SFJ Agreement, following the FDA approval of a BLA for bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments. If the EMA or the national regulatory authority in certain European countries approve the equivalent of a BLA, known as a Marketing Authorization Application, or MAA, for bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments. If either the PMDA of Japan or the China NMPA approves a marketing application for bentracimab, we will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments.
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
Duke License Agreement
In October 2006, we entered into an exclusive license agreement with Duke University, or Duke, which was most recently amended in April 2019, or the Duke License. Pursuant to the Duke License, Duke granted us an exclusive, worldwide license under certain patent rights owned or controlled by Duke, and a non-exclusive, worldwide license under certain know-how of Duke, to develop and commercialize any products covered by the Duke License, or Duke licensed products, relating to ELPs. Under the Duke License, we paid Duke an upfront fee of $37,000, additional fees in connection with amendments to the Duke License of $0.2 million and other additional licensing fees of $0.2 million. In consideration for license rights granted to us, we initially issued Duke 24,493 shares of our common stock. Until we reached a certain stipulated equity milestone, which we reached in October 2007, we were obligated to issue additional shares of common stock to Duke from time to time so that its aggregate ownership represented 7.5% of our issued and outstanding capital stock. We are also required to pay Duke: up to $2.2 million in regulatory and clinical milestone fees; up to $0.4 million in commercial milestone fees; low single-digit royalty percentages on net sales of Duke licensed products, with minimum aggregate royalty payments of $0.2 million payable following our achievement of certain commercial milestones; and up to the greater of $0.3 million or a low double-digit percentage of the fees we receive from a third party in consideration of forming a strategic alliance with respect to certain patent rights covered under the Duke License. We also must pay Duke the first $1.0 million of non-royalty payments we receive from a sublicensee, and thereafter a low double-digit percentage of any additional non-royalty payments we receive, subject to certain conditions. From the inception of the Duke License through December 31, 2021, we have incurred royalty costs of $0.3 million under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.
Alfasigma Sublicense Agreement
In June 2021, we entered into the Alfasigma Sublicense with Alfasigma under which we granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import any product composed of or containing bentracimab, or Licensed Products, in the Sublicense Territory. Under the terms of the Alfasigma Sublicense, in July 2021, we received a $20.0 million upfront payment from Alfasigma and we will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments on net sales, with percentages starting in the low double digits and escalating to the mid-twenties.
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
Under the Alfasigma Sublicense, we are responsible for developing the Licensed Products and securing regulatory approval with the EMA and the MHRA, including in accordance with the SFJ Agreement, after which any marketing authorizations will be assigned to Alfasigma. Alfasigma is obligated to obtain and maintain any regulatory approvals necessary to market and sell the Licensed Products (including pricing approvals and post-marketing commitments) and is also responsible for securing regulatory approval in countries outside of Europe and the United Kingdom. We have also agreed to provide Licensed Products to Alfasigma at the lower of cost or a price not to exceed certain agreed amounts. We recognized $10.8 million and zero in revenue under the Alfasigma Sublicense for the years ended December 31, 2021 and 2020, respectively.
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries and to commercialize bentracimab, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. We completed a technology transfer of our current manufacturing process for bentracimab from Wacker to BioVectra, another cGMP manufacturer, and have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and to manufacture commercial supply of bentracimab following regulatory approval, if obtained. From the inception of the Wacker License Agreement through December 31, 2021, we have incurred $0.9 million in costs.
Viamet Asset Purchase Agreement
In January 2020, we entered into a purchase agreement, or the PB6440 Agreement, with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, the Compounds. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. From the inception of the PB6440 Agreement through December 31, 2021, we have incurred $0.1 million in costs under the PB6440 Agreement.
BioVectra Supply Agreement
In March 2021, we entered into a supply agreement with BioVectra, or the BioVectra Agreement, for the manufacture and supply by BioVectra of bulk drug substance for bentracimab for commercial distribution following regulatory approval, if obtained. We have also engaged BioVectra to manufacture drug substance for our ongoing clinical trials.
Under the terms of the BioVectra Agreement, BioVectra has committed to maintaining capacity to manufacture an agreed number of batches of product each year for commercial distribution, and we have committed to purchase a specified minimum number of batches of product per year, or the Minimum Annual Commitment, although we are free to contract with third parties for the manufacture of bentracimab. We will pay a supply price per batch of bentracimab to be determined after the manufacturing process for the product is validated in accordance with the BioVectra Agreement, or Validation, plus the cost of certain consumables, raw materials, and third-party testing.
Pursuant to the Minimum Annual Commitments, we are obligated to purchase a minimum of (i) approximately $14.0 million of batches of bentracimab in years 2022 through 2023, (ii) approximately $37.0 million of batches of bentracimab in 2024, and (iii) approximately $48.0 million of batches of bentracimab in each of years 2025 through 2031. In the event we do not purchase the applicable Minimum Annual Commitment in a given year, we will be obligated to make a payment to BioVectra in an amount equal to the then-applicable supply price per batch multiplied by the difference between the Minimum Annual Commitment for such year and the number of batches of bentracimab we actually purchased in such year, or the Minimum Shortfall Payment, except in the event that BioVectra was unable to deliver the number of batches ordered by us in such year. In the event of certain serious or extended failures by BioVectra to supply product in the quantities ordered by us in a given year, our Minimum Annual Commitment for such year (and potentially one or more subsequent years) will be subject to reduction, and our obligation to make a Minimum Shortfall Payment for such year (and potentially one or more subsequent years) will be waived. We will have the right to reduce the Minimum Annual Commitments for the year 2026 and subsequent years by up to a specified maximum percentage per year. Further, if we are only able to obtain regulatory approval for products incorporating bentracimab in only one of the U.S. or Europe, BioVectra and we have agreed to discuss in good faith an amendment to the BioVectra Agreement to reflect decreased requirements for product and impacts to the supply price to reflect lower volume commitments.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2021	2020	Change
Revenue:
Sublicense revenue	$10,831	$—	$10,831
Grant revenue	—	320	(320)
Total revenue	10,831	320	10,511
Operating expenses:
Research and development	102,107	72,088	30,019
General and administrative	16,086	13,088	2,998
Total operating expenses	118,193	85,176	33,017
Loss from operations	(107,362)	(84,856)	(22,506)
Other (expense) income:
Loss from remeasurement of development derivative liability	(21,182)	(12,507)	(8,675)
Interest income	14	237	(223)
Interest expense	(947)	(1,445)	498
Foreign exchange gain	6	6	—
Total other expense	(22,109)	(13,709)	(8,400)
Net loss before income taxes	(129,471)	(98,565)	(30,906)
Provision for income taxes	1,600	—	1,600
Net loss	$(131,071)	$(98,565)	$(32,506)
Sublicense Revenue
Sublicense revenue was $10.8 million for the year ended December 31, 2021, compared to zero for the year ended December 31, 2020. The increase was attributable to the revenue we recognized from the initial payment pursuant to the Alfasigma Sublicense.
Grant Revenue
Grant revenue was zero for the year ended December 31, 2021, compared to $0.3 million for the year ended December 31, 2020. All $2.8 million in funding available under the Small Business Innovation Research grants from the National Institutes of Health to support the clinical development of pemziviptadil for the treatment of PAH was received as of December 31, 2020.
Research and Development Expense
Research and development expense was $102.1 million for the year ended December 31, 2021, compared to $72.1 million for the year ended December 31, 2020. The increase of $30.0 million was primarily attributable to increases in clinical and drug production activities related to bentracimab, depreciation costs for equipment related to the manufacturing of bentracimab, personnel costs due to additional headcount and costs associated with our general research efforts.
The following table summarizes our research and development expense by functional area (in thousands):

	Year Ended December 31,
	2021	2020	Change
Preclinical and clinical development	$88,717	$62,166	$26,551
Compensation and related benefits	8,003	7,023	980
Stock-based compensation	759	643	116
Facilities expense	1,722	1,149	573
Other	2,906	1,107	1,799
Total research and development expense	$102,107	$72,088	$30,019

The following table summarizes our research and development expense by product candidate (in thousands):

	Year Ended December 31,
	2021	2020	Change
External research and development expense by program
Bentracimab	$77,964	$48,539	$29,425
Pemziviptadil	9,571	12,284	(2,713)
Unallocated research and development expense:
Compensation and stock-based compensation	8,762	7,666	1,096
Other research and development	5,810	3,599	2,211
Total research and development expense	$102,107	$72,088	$30,019
We have ceased development of pemziviptadil and plan to reprioritize resources and capital towards pre-commercialization activities of bentracimab and the advancement of other pipeline programs, including PB6440 for resistant hypertension.
General and Administrative Expense
General and administrative expense was $16.1 million for the year ended December 31, 2021, compared to $13.1 million for the year ended December 31, 2020. The increase of $3.0 million was primarily attributable to professional services related to consulting and legal services and increases in personnel expense due to additional headcount.
Loss From Remeasurement of Development Derivative Liability
Loss from remeasurement of development derivative liability was $21.2 million for the year ended December 31, 2021, compared to $12.5 million for the year ended December 31, 2020. The liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The derivative liability was subsequently remeasured at year end as a Level 3 derivative and the increase in expense reflects the change from that remeasurement.
Interest Income
Interest income was $14 thousand for the year ended December 31, 2021, compared to $237 thousand for the year ended December 31, 2020. The decrease of $223 thousand was attributable to higher balances of cash and cash equivalents and higher interest rates during 2020.
Interest Expense
Interest expense was $0.9 million for the year ended December 31, 2021, compared to $1.4 million for the year ended December 31, 2020. The decrease of $0.5 million was attributable to increased borrowings in 2020 under the 2019 Loan.

See "Note 6. Debt" in "Notes to Financial Statements" in this Annual Report on Form 10-K for information concerning the 2019 Loan.
Provision for Income Taxes
Provision for income taxes was $1.6 million for the year ended December 31, 2021, compared to zero for the year ended December 31, 2020. The increase was attributable to taxes paid in Italy for the $20.0 million upfront payment made pursuant to the Alfasigma Sublicense.
Liquidity and Capital Resources
Cash Requirements and Going Concern
Funding Requirements
Our primary uses of capital have been, and we expect will continue to be, advancing our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
Our short-term and long-term material cash requirements consist of operational and capital expenditures, some of which contain contractual obligations. Our primary uses of cash relate to paying salaries and benefits, administering clinical trials, and providing the technology and facilities necessary to support our operations. The most significant contractual obligations are the operating leases at our facilities in Pennsylvania and California. Our future minimum lease payments as of December 31, 2021 totaled $0.5 million related to short-term lease liabilities, and $1.1 million related to long-term lease liabilities. See "Note 10. Leases" in "Notes to the Financial Statements" in this Annual Report on Form 10-K for additional information about our lease liabilities. We expect to fund these requirements with current cash and cash equivalents as well as anticipated and potential milestone payments.
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
We have experienced net losses and negative cash flows from operations and, as of December 31, 2021, had an accumulated deficit of $391.8 million. We expect to continue to incur net losses for at least the next several years. We believe that our existing cash and cash equivalents as of December 31, 2021, in addition to the $28.7 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse, will not be sufficient to fund our operating expenses and capital requirements for 12 months from the date of the issuance of the financial statements included in this Annual Report on Form 10-K. These factors raise substantial doubt about our ability to continue as a going concern. See "Risk Factors— The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2021 included in this Annual Report on Form 10-K contains an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the SFJ Agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan." We intend to devote our existing cash and cash equivalents to advance our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and potential commercialization of product candidates. See also Note 1 to the financial statements appearing elsewhere in this Annual Report for information about our assessment.

Our short-term and long-term future capital requirements will depend on many factors, including:
•the progress and results of our ongoing and planned future clinical trials of bentracimab, PB6440 and our other preclinical programs;
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
•our ability to establish collaborations to commercialize bentracimab, or any of our other product candidates outside of the United States; and
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.
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
Our future commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available until 2023, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through government or private grants, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and convertible preferred stock, borrowings under our term loans and funds we have received under the SFJ Agreement and pursuant to the Alfasigma Sublicense. In future periods we expect SFJ to provide up to an additional $28.7 million of funding pursuant to the SFJ Agreement based upon the achievement of specified milestones with respect to our clinical development of bentracimab. As of December 31, 2021, we had cash and cash equivalents of $41.8 million.
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
In December 2019, we filed a shelf registration statement on Form S-3, or the 2019 Shelf Registration Statement, which became effective in January 2020. The 2019 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM Program. The $60.0 million of common stock that may be issued and sold under the ATM Program is included in the $200.0 million of securities that may be issued and sold under the 2019 Shelf Registration Statement. During the year ended December 31, 2020, we raised net proceeds of $2.9 million pursuant to the ATM Program from the sale of 561,848 shares of our common stock at a weighted-average price of $5.41 per share. During the year ended December 31, 2021, we raised net proceeds of $60.4 million from the March 2021 underwritten public offering. Further, on January 10, 2022, we issued 500,000 shares of common stock through the ATM Program, providing net proceeds of $1.2 million.
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide funding to support the development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. In addition to the $90.0 million of initial funding, we have elected to receive an additional $30.0 million of funding having met specific, pre-defined clinical development milestones for bentracimab. From the inception of the SFJ Agreement through December 31, 2021, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $91.3 million under the SFJ Agreement. We also expect that SFJ will fund or reimburse an additional $28.7 million of clinical trial costs and other expenses.
In March 2021, pursuant to the 2019 Shelf Registration Statement, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 18,400,000 shares of common stock at a public offering price of $3.50 per share, generating net proceeds of $60.2 million, after deducting underwriting discounts and commissions and other offering costs. As of December 31, 2021, we have $132.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.0 million may be sold under the ATM Program.
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
Cash Flows
The following table summarizes our cash flows for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(47,416)	$(59,957)
Net cash used in investing activities	(2,679)	(1,412)
Net cash provided by financing activities	63,773	15,466
Net increase (decrease) in cash and cash equivalents	$13,678	$(45,903)
Operating Activities
Net cash used in operating activities was $47.4 million during the year ended December 31, 2021. The use of cash primarily related to our net loss of $131.1 million, partially offset by non-cash expenses of $54.3 million, and a $29.4 million change in our operating assets and liabilities. Non-cash expenses consisted primarily of $28.7 million in research and development expenses paid for on our behalf by SFJ, $21.2 million from the loss from remeasurement of development derivative liability, $2.3 million in stock-based compensation and $1.8 million in depreciation and amortization. The net cash flow from changes in our operating assets and liabilities was principally due to increases in our deferred sublicense revenue of $9.2 million, $9.0 million in accounts payable and $3.7 million in accrued expenses and other current liabilities, and a decrease of $7.5 million in prepaid expenses and other assets. The increase in accounts payable was driven by manufacturing of drug product and increased clinical study activity for bentracimab. The decrease in prepaid expenses was primarily due to the timing of payments related to drug manufacturing for bentracimab.
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
Investing Activities
Net cash used in investing activities was $2.7 million and $1.4 million for the purchase of property and equipment during the years ended December 31, 2021 and 2020, respectively.
Financing Activities
Net cash provided by financing activities was $63.8 million during the year ended December 31, 2021, due primarily to the $60.4 million in net proceeds from the March 2021 underwritten public offering, $8.2 million received under the SFJ Agreement and $0.4 million in proceeds from the exercise of stock options and $0.3 million in proceeds from shares purchased through the employee stock purchase program, partially offset by $5.5 million in repayments of long-term debt.
Net cash provided by financing activities was $15.5 million during the year ended December 31, 2020, due primarily to the receipt of $15.2 million under the SFJ Agreement and $2.9 million in proceeds from sales under the ATM Program, partially offset by $2.7 million in repayments of long-term debt.
Critical Accounting Estimates
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
Significant estimates include assumptions we have used in the determination of accrued research and development costs and those used for the inputs in our valuation of for sublicense revenue and development derivative liability. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

If the FDA approves a BLA for bentracimab, we have agreed to pay to SFJ an initial payment of $5.0 million and an additional $325.0 million in the aggregate in seven additional annual payments, or the U.S. Approval Payments. If the EMA or the national regulatory authorities in certain European countries provide marketing approval of bentracimab, we will pay SFJ an initial payment of $5.0 million and an additional $205.0 million in the aggregate in seven additional annual payments, or the EU Approval Payments. The majority of the U.S. Approval Payments and the EU Approval Payments will be made from the third anniversary to the seventh anniversary of marketing approval in the applicable jurisdiction. If either the Pharmaceuticals and Medical Devices Agency, or the PMDA, of Japan or the China NMPA provides marketing approval of bentracimab, we will pay SFJ an initial payment of $1.0 million and then an additional $59.0 million in the aggregate in eight additional annual payments, or the Japan/China Approval Payments, with the majority of the payments to be made from the fifth anniversary to the eighth anniversary of marketing approval. The Japan/China Approval Payments will only be paid once regardless of receipt of marketing approval in both Japan and China. The U.S. Approval Payments, EU Approval Payments and Japan/China Approval Payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million. We will not be obligated to make the U.S. Approval Payments if we do not receive marketing approval for bentracimab from the FDA, the EU Approval Payments if we do not receive marketing approval for bentracimab from the EMA or the national regulatory authority in certain European countries or the Japan/China Approval Payments if we do not receive marketing approval for bentracimab from either the PMDA or the NMPA.
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
Sublicensing arrangements may contain multiple components, which may include (i) sublicenses; (ii) research and development activities; and (iii) the manufacturing and supply of certain materials. Payments pursuant to these arrangements may include non-refundable upfront payments, milestone payments upon the achievement of significant regulatory and development events or sales of product at certain agreed-upon amounts, sales milestones and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.
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
JOBS Act Transition Period
In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) not providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act and (ii) not complying with any requirement that may be adopted by the Public Company Accounting Oversight Board. We will remain an emerging growth company until the earliest to occur of (1) the last day of the fiscal year (a) ending December 31, 2023, which is the end of the fiscal year following the fifth anniversary of the completion our initial public offering, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
We are a “smaller reporting company” (and may continue to qualify as such even after we no longer qualify as an emerging growth company) and accordingly may provide less public disclosure than larger public companies, including the inclusion of only two years of audited financial statements and management’s discussion and analysis of financial condition and results of operations disclosure. As a result, the information that we provide to our stockholders may be different than what they might receive from other public reporting companies in which they hold equity interests.
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
With respect to the year ended December 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective at the reasonable assurance level.
This Annual Report does not include an attestation report of our independent registered public accounting firm as allowed by Section 404(b) of the Sarbanes-Oxley Act, as amended by Section 103 of the JOBS Act.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
PhaseBio Pharmaceuticals, Inc. Severance Benefit Plan
On March 23, 2022, the compensation committee of our board of directors approved an amendment to the PhaseBio Pharmaceuticals, Inc. Severance Benefit Plan, or the Severance Plan, which provides for severance benefits for

Table of Contents
eligible employees, including our named executive officers, upon (i) a “change in control termination” or (ii) a “regular termination” (each as defined below). The severance benefits provided under the terms of the Severance Plan remain materially unchanged from those described under the caption “Executive Compensation” in our Definitive Proxy Statement on Schedule 14A filed with SEC on April 29, 2021, except as follows:
•Upon a change in control termination, our Chief Executive Officer is entitled to payment of 1.5 times the target amount of his annual bonus;
•Employees at the senior vice president level are eligible to receive the same benefits under the Severance Plan as executive officers, other than the Chief Executive Officer; and
•Our Chief Executive Officer is authorized to designate employees below the vice president level to be eligible to receive benefits under the Severance Plan. Upon a change in control termination, such designated employees are entitled to a lump sum payment equal to six months’ annual base salary, payment of 0.5 times the target amount of such employee’s annual bonus, accelerated vesting of all outstanding equity awards, payment of COBRA premiums for six months and an extension of the post-termination exercise period applicable to such employee’s outstanding equity awards for up to one year following such termination. Such designated employees are not entitled to receive benefits under the Severance Plan upon a regular termination.
For purposes of the Severance Plan, the following definitions apply:
•a “change in control termination” is an “involuntary termination” that occurs one month before or twelve months following a change in control (as defined in our 2018 Equity Incentive Plan);
•a “regular termination” is an “involuntary termination” that does not occur within the one month before or twelve months following a change in control; and
•an “involuntary termination” is (i) a termination by the Company without “cause” (as defined in our 2018 Equity Incentive Plan), or (ii) the employee’s resignation for “good reason” (as defined in the Severance Plan).
The foregoing summary of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Plan, a copy of which is filed as Exhibit 10.9 to this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
We intend to file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
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
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 will be included in our Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)(1) Financial Statements

PhaseBio Pharmaceuticals, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PhaseBio Pharmaceuticals, Inc.:

Opinion on the Financial Statements
We have audited the accompanying balance sheets of PhaseBio Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit of $391.8 million as of December 31, 2021 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania
March 24, 2022

PHASEBIO PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$41,800	$28,122
Prepaid expenses and other assets	6,984	12,027
Total current assets	48,784	40,149
Property and equipment, net	10,230	8,224
Operating lease right-of-use assets	1,469	1,927
Other assets	57	57
Total assets	$60,540	$50,357
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$5,413	$5,355
Current portion of deferred sublicense revenue	1,547	—
Accounts payable	12,570	3,674
Accrued expenses and other current liabilities	8,353	5,931
Total current liabilities	27,883	14,960
Long-term debt, net	1,359	6,773
Operating lease liabilities, net	1,073	1,548
Long-term portion of deferred sublicense revenue	7,622	—
Development derivative liability	114,843	51,719
Other long-term liabilities	794	559
Total liabilities	153,574	75,559
Commitments and contingencies (Notes 9, 10, 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 48,220,557 shares issued and 48,190,590 shares outstanding at December 31, 2021; 29,471,854 shares issued and 29,441,887 shares outstanding at December 31, 2020	48	29
Treasury stock, at cost, 29,967 shares as of December 31, 2021 and 2020	(24)	(24)
Additional paid-in capital	298,736	235,516
Accumulated deficit	(391,794)	(260,723)
Total stockholders’ deficit	(93,034)	(25,202)
Total liabilities and stockholders' deficit	$60,540	$50,357
See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Sublicense revenue	$10,831	$—
Grant revenue	—	320
Total revenue	10,831	320
Operating expenses:
Research and development	102,107	72,088
General and administrative	16,086	13,088
Total operating expenses	118,193	85,176
Loss from operations	(107,362)	(84,856)
Other (expense) income:
Loss from remeasurement of development derivative liability	(21,182)	(12,507)
Interest income	14	237
Interest expense	(947)	(1,445)
Foreign exchange gain	6	6
Total other expense	(22,109)	(13,709)
Net loss before income taxes	(129,471)	(98,565)
Provision for income taxes	1,600	—
Net loss	$(131,071)	$(98,565)
Net loss per common share, basic and diluted	$(2.98)	$(3.39)
Weighted-average common shares outstanding, basic and diluted	43,918,996	29,056,304
See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	28,796,371	$29	(29,967)	$(24)	$222,131	$(162,158)	$59,978
Issuance of common stock warrants	—	—	—	—	7,925	—	7,925
Issuance of common stock in public offering, net	561,848	—	—	—	2,942	—	2,942
Issuance of common stock through employee stock purchase plan	62,063	—	—	—	186	—	186
Exercises of stock options	51,572	—	—	—	95	—	95
Stock-based compensation	—	—	—	—	2,237	—	2,237
Net loss	—	—	—	—	—	(98,565)	(98,565)
Balance at December 31, 2020	29,471,854	29	(29,967)	(24)	235,516	(260,723)	(25,202)
Issuance of common stock in public offering, net	18,400,000	19	—	—	60,222	—	60,241
Issuance of common stock through employee stock purchase plan	138,952	—	—	—	336	—	336
Exercises of stock options	209,751	—	—	—	394	—	394
Stock-based compensation	—	—	—	—	2,268	—	2,268
Net loss	—	—	—	—	—	(131,071)	(131,071)
Balance at December 31, 2021	48,220,557	$48	(29,967)	$(24)	$298,736	$(391,794)	$(93,034)
See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2021	2020
Operating activities
Net loss	$(131,071)	$(98,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,793	508
Stock-based compensation	2,268	2,237
Loss from remeasurement of development derivative liability	21,182	12,507
Non-cash interest expense	304	491
Non-cash research and development expense	28,740	27,027
Other non-cash transactions	—	100
Changes in operating assets and liabilities:
Other receivables	—	1,233
Prepaid expenses and other assets	7,505	(8,375)
Accounts payable	9,010	974
Accrued expenses and other current liabilities	3,684	1,906
Deferred sublicense revenue	9,169	—
Net cash used in operating activities	(47,416)	(59,957)
Investing activities
Purchases of property and equipment	(2,679)	(1,312)
Acquisition of intellectual property rights	—	(100)
Net cash used in investing activities	(2,679)	(1,412)
Financing activities
Proceeds from development derivative liability	8,184	15,169
Proceeds from issuance of common stock in public offering, net	60,354	2,942
Payments of deferred stock offering costs	(40)	(199)
Proceeds from exercise of stock options	394	95
Shares purchased through employee stock purchase plan	336	186
Repayments of long-term debt	(5,455)	(2,727)
Net cash provided by financing activities	63,773	15,466
Net increase (decrease) in cash and cash equivalents	13,678	(45,903)
Cash and cash equivalents at the beginning of the year	28,122	74,025
Cash and cash equivalents at the end of the year	$41,800	$28,122
Supplemental disclosure for cash flow
Cash paid for interest	$517	$954
Supplemental disclosure of cash flow information
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$576
Issuance of warrants in conjunction with development derivative liability	$—	$7,925
Purchases of property and equipment in conjunction with development derivative liability	$2,482	$4,941
Purchases of property and equipment included in accounts payable and accrued expenses	$16	$1,378
See accompanying notes to financial statements.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

1.    Organization and Description of Business
Description of Business
PhaseBio Pharmaceuticals, Inc. (the “Company”) was incorporated as a Delaware corporation on January 10, 2002. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiovascular diseases. The Company’s lead product candidate, bentracimab (also known as PB2452), is a novel reversal agent for the antiplatelet drug ticagrelor. The Company is also developing its preclinical product candidate, PB6440, for treatment-resistant hypertension.
Going Concern
The Company has experienced net losses and negative cash flows from operations and, as of December 31, 2021, had an accumulated deficit of $391.8 million. The Company expects to continue to incur net losses for at least the next several years. As of December 31, 2021, the Company had cash and cash equivalents of $41.8 million and working capital of $20.9 million. In January 2020, the Company entered into a co-development agreement (the "SFJ Agreement") with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company ("SFJ"), pursuant to which SFJ provides funding and operational support for the clinical development of bentracimab. Management believes that its existing cash and cash equivalents as of December 31, 2021, in addition to the $28.7 million in clinical trial costs and other expenses that the Company expects SFJ will fund or reimburse pursuant to the SFJ Agreement, will not be sufficient to fund operating expenses and capital requirements for 12 months from the date of the issuance of these financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the SFJ Agreement, if the Company fails to remedy such going concern condition during the periods specified in the agreement, SFJ may elect to have the Company's business related to bentracimab transferred to SFJ.
The Company plans to address its liquidity needs through the pursuit of additional funding through a combination of equity or debt financings, or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, there is no assurance that these funding efforts will be successful. In this regard, the Company currently has an effective shelf registration statement on Form S-3 (the "2019 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"), which expires in January 2023. The 2019 Shelf Registration Statement currently permits (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of common stock that may be issued and sold under an "at-the-market" sales agreement (the "ATM Program"). The $60.0 million of common stock that may be issued and sold under the ATM Program is included in the $200.0 million of securities that may be issued and sold under the 2019 Shelf Registration Statement. As of December 31, 2021, the Company had $132.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.0 million may be sold under the ATM Program.
Subsequent to year end, on January 10, 2022, the Company issued 500,000 shares of common stock through the ATM Program for net proceeds of $1.2 million.
The Company is continuing to assess the effect that the COVID-19 pandemic may have on its business and operations. The extent to which COVID-19 may impact the Company's business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic distribution of the disease and its variants over time, the efficacy and availability and pace of administration of vaccines and antiviral agents against the disease, the continued duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the continued duration of, the COVID-19 pandemic may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing the Company's ability to access capital, which could in the future negatively affect its liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company's business and the value of its common stock.
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
2.    Significant Accounting Policies
Use of Estimates
The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of the development derivative liability, the clinical trial accruals, and the deferral and recognition of revenue under the exclusive sublicense agreement (the "Alfasigma Sublicense") entered into with Alfasigma S.p.A ("Alfasigma"). Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.
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
Development Derivative Liability
Development derivative liability is recorded based on the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to contractual terms of the SFJ Agreement, which was determined to have been fair value. The liability is remeasured quarterly, as a Level 3 derivative, with any change in fair value recorded in the form of a gain (loss) from remeasurement of development derivative liability on the statements of operations.
Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

Leases
At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet. The Company had no Short-Term Leases as of December 31, 2021 and 2020.
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
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in the years ended December 31, 2021 and 2020.
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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based compensation based on the estimated fair value at the date of grant. Currently, the Company’s stock-based awards consist only of stock options; however, future grants under the Company’s equity compensation plan may also consist of shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units. The Company also maintains the 2018 Employee Stock Purchase Plan (the "ESPP") under which it may issue shares of common stock. The Company estimates the fair value of stock options and shares that will be issued under the ESPP using the Black-Scholes option-pricing model, which requires the use of estimates. The Company recognizes stock-based compensation cost for ratably vesting stock options and for shares that it will issue under the ESPP on a straight-line basis over the requisite service period of the award and records forfeitures in the period in which they occur.
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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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
The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of December 31,
	2021	2020
Common stock options	4,466,801	3,598,160
Warrants to purchase common stock	2,323,711	2,323,711
Employee stock purchase plan	347,566	634,654
Total	7,138,078	6,556,525
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard became effective for the Company in the first quarter of 2021. Adoption of this new standard did not have a material impact on the Company's financial statements and related disclosures.
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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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
The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
As of December 31, 2021:
Assets
Cash equivalents	$41,550	$41,550	$—	$—
Liabilities
Development derivative liability (Note 8)	$114,843	$—	$—	$114,843
As of December 31, 2020:
Assets
Cash equivalents	$27,872	$27,872	$—	$—
Liabilities
Development derivative liability (Note 8)	$51,719	$—	$—	$51,719
4.    Property and Equipment
The following table presents the composition of property and equipment, net (in thousands):

	As of December 31,
	2021	2020
Lab equipment	$12,995	$8,994
Computer hardware, software and telephone	148	140
Furniture and fixtures	221	107
Leasehold improvements	105	67
Construction in progress	681	1,042
	14,150	10,350
Less accumulated depreciation	(3,920)	(2,126)
Property and equipment, net	$10,230	$8,224

Depreciation expense was $1.8 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

5.    Accrued Expenses and Other Current Liabilities
The following table presents the composition of accrued expenses and other current liabilities (in thousands):

	As of December 31,
	2021	2020
Accrued clinical and related costs	$3,985	$2,753
Accrued compensation and related costs	2,850	2,260
Accrued interest	38	69
Accrued other	1,005	459
Operating lease liability, short-term	475	390
Accrued expenses and other current liabilities	$8,353	$5,931
6.    Debt
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
The Company’s obligations under the 2019 Loan are secured by a first-priority security interest in substantially all of the Company’s current and future assets. The Company is also obligated to comply with various other customary covenants, including restrictions on the Company’s ability to encumber its intellectual property assets. The Company was in compliance with all covenants under the 2019 Loan as of December 31, 2021.
The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowing of Tranches 1, 2 and 3. The balance of the Final Payment liability was $0.8 million as of December 31, 2021 and is included in other long-term liabilities on the balance sheet. The debt discount and the Final Payment liability are being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense, including amortization of the debt discount related to the term debt and the Final Payment liability, totaled $0.9 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively.
The following table sets forth by year the Company’s required future principal payments as of December 31, 2021 (in thousands):

Years Ending December 31,
2022	$5,455
2023	1,363
Total principal payments	6,818
Less unamortized loan fees	(46)
Total term loan borrowings	$6,772

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

7.    Deferred Sublicense Revenue
In June 2021, the Company entered into the Alfasigma Sublicense with Alfasigma, under which the Company granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import any product composed of or containing bentracimab (the "Licensed Products") in the European Union and European Economic Area, as well as the United Kingdom, Russia, Ukraine and certain other countries within the Commonwealth of Independent States, Europe and central Asia (the "Sublicense Territory"). Under the terms of the Alfasigma Sublicense, the Company received a $20.0 million upfront payment from Alfasigma in July 2021 and will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments based on net sales, with percentages starting in the low double digits and escalating to the mid-twenties. Also, as part of the overall arrangement, the Company has agreed to supply the Licensed Products to Alfasigma at the lower of cost or a price not to exceed certain agreed amounts.
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
The transaction price was allocated to the three performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the Development and Regulatory Activities and the Supply of Licensed Product was estimated using the expected cost-plus margin approach. The Company allocated the upfront portion of the transaction price to the performance obligations as of December 31, 2021 as follows (in thousands):

	Transaction Price	Cumulative Sublicense Revenue Recognized	Deferred Sublicense Revenue
License	$10,223	$10,223	$—
Development and Regulatory Services	2,647	608	2,039
Supply of License Product	7,130	—	7,130
	$20,000	$10,831	$9,169
Less current portion of long-term deferred sublicense revenue			(1,547)
Total long-term deferred sublicense revenue			$7,622

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjusts the deferred sublicense revenue at the end of each reporting period. Such changes will result in a change to the amount of sublicense revenue recognized and deferred sublicense revenue.
8.    Development Derivative Liability
In January 2020, the Company entered into the SFJ Agreement, pursuant to which SFJ has agreed to provide up to $120.0 million in funding and project management services in connection with the REVERSE-IT trial, a global Phase 3 clinical trial of bentracimab. During the term of the SFJ Agreement, the Company has primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ has primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and provides clinical trials operational support in the European Union.
In addition to the $90.0 million of initial funding, the Company has elected to receive an additional $30.0 million of funding having met specific, pre-defined clinical development milestones for bentracimab. From the inception of the SFJ Agreement through December 31, 2021, SFJ has provided funding and paid for amounts on the Company's behalf in the aggregate amount of $91.3 million under the SFJ Agreement. The Company also expects that SFJ will fund or reimburse an additional $28.7 million of clinical trial costs and other expenses.
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
Upon execution of the SFJ Agreement, the Company issued to SFJ a warrant to purchase an aggregate of 2,200,000 shares of common stock at an exercise price of $6.50 per share with a contractual term of ten years. The warrant is exercisable in two tranches: Tranche A and Tranche B. Tranche A represents warrants for 1,100,000 shares that are immediately exercisable by SFJ. Tranche B represents warrants for 1,100,000 shares that are exercisable at the earlier of (i) the achievement of certain development milestones or (ii) the consummation of an Acquisition, as defined in the SFJ Agreement. The warrants are equity-classified and were valued at $7.9 million at issuance using a probability adjusted Black-Scholes valuation technique.
The Company accounts for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. At December 31, 2021, the derivative is presented as a liability in the Company's balance sheet. Any changes in fair value are recorded within the Company's statement of operations. The liability was initially recorded at a value of $2.1 million, which incorporates the $10.0 million upfront payment from SFJ and the issuance of the Company's common stock warrants to SFJ. During the year ended December 31, 2021, SFJ provided additional funding and paid for amounts on the Company's behalf in the aggregate amount of $41.9 million, and the development derivative liability was subsequently remeasured at December 31, 2021, as a Level 3 derivative. The change of fair value resulted in a $21.2 million loss from remeasurement of development derivative liability on the statement of operations for the year ended December 31, 2021.
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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The following table presents activity for the development derivative liability during the year ended December 31, 2021 (in thousands):

Development Derivative Liability
Balance at December 31, 2019	$—
Initial payment, net of common stock warrants	2,075
Funding during the period	37,137
Change in fair value	12,507
Balance at December 31, 2020	$51,719
Funding during the period	41,942
Change in fair value	21,182
Balance at December 31, 2021	$114,843
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
In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to September 30, 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. In June 2020, the Company entered into a lease for additional office space in Malvern, Pennsylvania, which expires in September 2023. As of December 31, 2021, the weighted-average remaining lease term for the Company’s leases was 3.9 years, and the weighted-average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 5.9%.
Maturities of operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	$555
2023	419
2024	279
2025	283
2026	215
Total future minimum lease payments	1,751
Less: Present value adjustment	(202)
Operating lease liabilities	$1,549
The Company recognizes rent expense for the operating leases on a straight-line basis. Rent expense was $0.7 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

11.    Stockholders’ Equity
Shelf Registration Statement
In December 2019, the Company filed the 2019 Shelf Registration Statement on Form S-3, which became effective in January 2020. The 2019 Shelf Registration Statement, which expires in January 2023, permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of the Company's common stock that may be issued and sold in “at-the-market” sales under the ATM Program. The $60.0 million of common stock that may be issued and sold under the ATM Program is included in the $200.0 million of securities that may be issued and sold under the 2019 Shelf Registration Statement. As of December 31, 2021, the Company has $132.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $57.0 million may be sold under the ATM Program.
Shares Sold Under the ATM Program
During the year ended December 31, 2021, the Company sold no shares of common stock pursuant to the ATM Program. During the year ended December 31, 2020, the Company sold 561,848 shares of common stock pursuant to the ATM Program for net proceeds of $2.9 million.
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
Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2018 Plan was 3,231,626 shares. As of December 31, 2021, the Company had 817,722 shares available for grant under the 2018 Plan. The number of shares of common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. In April 2021, the board of directors of the Company approved an amendment to the 2018 Plan to increase the automatic increase to the share reserve that occurs on January 1st of each calendar year until (and including) January 1, 2028 from 3% to 4% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year. Subject to this provision, the Company added 1,927,624 shares available for grant to the 2018 Plan effective January 1, 2022.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The following table summarizes stock option activity for the 2002 Plan and 2018 Plan for the year ended December 31, 2021:

	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,577,718	$3.29	7.9	$7,914,459
Granted	1,227,159	$5.09
Exercised	(51,572)	$1.85
Cancelled or expired	(155,145)	$4.89
Outstanding at December 31, 2020	3,598,160	$3.85	7.5	$1,737,432
Granted	1,271,836	$3.91
Exercised	(209,751)	$1.88
Cancelled or expired	(193,444)	$4.53
Outstanding at December 31, 2021	4,466,801	$3.93	7.2	$700,875
Vested and expected to vest at December 31, 2021	4,466,801	$3.93	7.2	$700,875
Vested and exercisable at December 31, 2021	2,559,327	$3.75	6.2	$676,046
The weighted-average grant date fair value per share of options granted was $2.46 and $3.20 for the years ended December 31, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised was $0.3 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $4.0 million, which is expected to be recognized in expense over a weighted-average period of 2.5 years.
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
Initially, the ESPP authorized the issuance of 196,000 shares of the Company’s common stock under purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. As of December 31, 2021, the Company had 822,051 shares available for issuance under the ESPP. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, beginning on January 1, 2019 through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 490,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Subject to this provision, the Company added 481,906 shares available for issuance to the ESPP effective January 1, 2022.
In March 2020, the Company began allowing eligible employees to participate in the ESPP. Under the ESPP, eligible employees are granted rights to purchase shares of the Company's common stock, which are funded through payroll deductions that cannot exceed 15% of each employee's compensation. The ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of the Company's common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan, and the Company recorded stock-based compensation expense of $0.3 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, 138,952 shares of common stock were issued under the ESPP at a weighted-average price of $2.42 per share. During the year ended December 31, 2020, 62,063 shares of common stock were issued under the ESPP at a weighted average price of $3.00 per share.
As of December 31, 2021, the total unrecognized compensation expense related to the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.5 years.
See "Note 18. Subsequent Events" for a description of the Company's 2022 Inducement Plan.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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
Expected Dividend—The Company has not paid and does not intend to pay dividends.
The fair value of each option was estimated on the date of grant using the weighted-average assumptions in the table below:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.88%	1.37%
Expected term (in years)	6.0	6.0
Expected volatility	72%	71%
Expected dividend yield	—	—
Fair value of common stock	$3.91	$5.09
Stock-based compensation expense has been reported in the Company’s statements of operations for the years ended December 31, 2021 and 2020 as follows (in thousands):

	Year Ended December 31,
	2021	2020
General and administrative	$1,509	$1,594
Research and development	759	643
Total stock-based compensation	$2,268	$2,237
13.    License and Other Agreements
MedImmune Limited License Agreement
In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly-owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). The Company has made contingent milestone payments of $3.0 million and is obligated to make remaining payments totaling up to an aggregate of $15.0 million upon the achievement of clinical development and regulatory milestones. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company incurred no royalty costs in the years ended December 31, 2021 and 2020.
The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of bentracimab and provides MedImmune with the return of rights to bentracimab if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. The Company incurred no third-party product storage costs during the years ended December 31, 2021 and 2020. AstraZeneca is a stockholder of the Company.

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
The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of December 31, 2021, the Company was in compliance with its development obligations.
The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through December 31, 2021.
Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance, may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional non-royalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $1.0 million. The Company incurred no costs under the Duke License for the years ended December 31, 2021 and 2020.
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
In connection with the Alfasigma Sublicense, the Company and Alfasigma also entered into an Acknowledgement of Grant of Sublicense with MedImmune (the “Acknowledgement of Grant”), which provides for, among other things, (i) a potential assignment of the Alfasigma Sublicense from the Company to MedImmune or (ii) a potential assignment of the Medimmune License from the Company to Alfasigma, in either case in the event that the Company breaches certain obligations

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

under the Medimmune License that are not cured or remedied and SFJ has grounds to execute a “Program Transfer” (as defined in the SFJ Agreement) but elects not to do so. The Company recognized $10.8 million and zero in revenue under the Alfasigma Sublicense for the years ended December 31, 2021 and 2020, respectively.
Wacker License Agreement
In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries, and to commercialize bentracimab, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company completed a technology transfer of its current manufacturing process for bentracimab from Wacker to BioVectra Inc. (“BioVectra”), another manufacturer certified for good manufacturing practices (“cGMP”), and has engaged BioVectra to manufacture drug substance for the Company’s ongoing clinical trials and to manufacture commercial supply of bentracimab following regulatory approval, if obtained. The Company incurred $0.4 million and $0.3 million in costs under the Wacker License Agreement for the years ended December 31, 2021 and 2020, respectively.
Viamet Asset Purchase Agreement
In January 2020, the Company entered into a purchase agreement ("PB6440 Agreement") with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd. (the "Sellers"), pursuant to which the Company acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by the Company under the PB6440 Agreement (together, "Compounds"). Under the terms of the PB6440 Agreement, the Company paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. The Company incurred zero and $0.1 million in costs under the PB6440 Agreement for the years ended December 31, 2021 and 2020, respectively.
BioVectra Supply Agreement
In March 2021, the Company entered into a supply agreement with BioVectra (the "BioVectra Agreement") for the manufacture and supply by BioVectra of bulk drug substance for bentracimab for commercial distribution following regulatory approval, if obtained. The Company has also engaged BioVectra to manufacture drug substance for the Company's ongoing clinical trials.
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

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

14.    Revenue
Sublicense revenue
Sublicense revenue relates to the revenue that the Company recognized in relation to the Alfasigma Sublicense. The Company recognized sublicense revenue of $10.8 million and zero for the years ended December 31, 2021 and 2020, respectively.
Grant revenue
In February 2018, the Company received Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health in an aggregate amount of $2.8 million to support the clinical development of pemziviptadil for the treatment of pulmonary arterial hypertension for the period from February 17, 2018 to July 31, 2020. In connection with the SBIR grants, the United States government will receive a non-exclusive, royalty-free license to use any technology the Company develops under such grants. As of March 31, 2020, the Company had received all $2.8 million in funding available under the SBIR grant. The Company recognized zero and $0.3 million under the SBIR grants in the years ended December 31, 2021 and 2020, respectively.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

15.    Income Taxes
The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current
Federal	$—	$—
State	—	—
Foreign	1,600	—
Total current	1,600	—

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax expense (benefit)	$1,600	$—
A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Income tax benefit at statutory rate	$(27,189)	$(20,699)
State income tax, net of federal benefit	(7,065)	(6,823)
Permanent items	348	8
Stock-based compensation	174	215
Orphan drug credit	(1,827)	(2,544)
Research and development credits	(2,489)	(863)
Uncertain tax positions	1,125	785
Change in state rate	910	74
Change in valuation allowance	36,284	28,090
Other	1,329	1,757
	$1,600	$—

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$70,903	$51,398
Research and development and orphan drug credits	12,061	8,662
Accrued expenses	921	936
Intangibles	31	43
Operating lease liabilities	411	562
Derivative liability	30,491	16,700
Other, net	615	628
Total deferred tax assets	115,433	78,929

Deferred tax liabilities:
Operating lease right-of-use assets	(390)	(540)
Property and equipment, net	(694)	(324)
Total deferred tax liabilities	(1,084)	(864)

Net deferred tax assets before valuation allowance	114,349	78,065
Valuation allowance	(114,349)	(78,065)
Net deferred tax assets	$—	$—
As of December 31, 2021 and 2020, management assessed the realizability of net deferred tax assets and evaluated the need for a valuation allowance against the net deferred tax assets. This evaluation utilizes the framework contained in ASC 740, Income Taxes, whereby management considers all available positive and negative evidence as of the balance sheet date to determine whether all or some portion of the Company’s net deferred tax assets will be realized. Under this guidance, a valuation allowance must be established for net deferred tax assets when it is more-likely-than-not (a probability level of more than 50%) that the asset will not be realized.
Management followed the guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome” and concluded that the Company’s net deferred tax assets were not realizable as of December 31, 2021 and 2020. Accordingly, a valuation allowance of $114.3 million and $78.1 million has been recorded to offset the net deferred tax assets. The change in valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $36.3 million and an increase of $28.1 million, respectively.
At December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of $259.1 million, and $227.6 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022, unless previously utilized or limited by other provisions within the tax law. The federal NOL generated post-2017 of $167.5 million may be available to offset up to 80% of future taxable income and may be carried forward indefinitely unless limited by other provisions within the tax law. The state NOLs will begin to expire in 2029, unless previously utilized. The Pennsylvania NOLs of $125.8 million may be used to offset 40% of future taxable income per year.
At December 31, 2021, the Company has federal and state research and development tax credit carryforwards totaling $7.0 million and $0.8 million, respectively. The federal and state research and development tax credit carryforwards will begin to expire in 2028 and 2029, respectively, unless previously utilized. The California research tax credit carryovers do not expire.
At December 31, 2021, the Company also has federal orphan drug credit carryforwards of $8.5 million, which will begin to expire in 2036, unless previously utilized.
Through December 31, 2021, the Company has generated a combination of research and development credits and orphan drug credits. Certain of these credits were derived from tax credit studies to document the qualified activities and certain other credits were not derived from studies. For the credits that were calculated through a study, the IRS, on audit, may disagree with the amount of credits calculated. When studies are ultimately performed for the other credits, they may result in an adjustment to those specific credits.

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

Under the Internal Revenue Code, the utilization of a corporation’s net operating loss and tax credit carryforwards may be limited following a greater than 50% change in ownership over a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss and tax credit carryforward period. Under these rules, prior ownership changes may have created a limitation in the Company’s ability to use certain tax carryforwards on a yearly basis. Additionally, certain state operating losses may also be similarly limited. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made as to whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation.
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
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. Tax years 2018 and forward remain open for examination for federal tax purposes and tax years 2018 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2021 will remain subject to examination until the respective tax year is closed.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31
	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$3,345	$2,560
Increases related to current year positions	1,236	871
Increases related to prior year positions	55	—
Decreases related to prior year positions	—	(86)
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	$4,636	$3,345
Due to the Company's valuation allowance, none of the unrecognized tax benefits, if recognized, would affect the Company's effective tax rate.
As of December 31, 2021, and 2020, the Company had unrecognized tax benefits of $4.6 million and $3.3 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2021 and 2020, the Company did not accrue any interest and penalties on uncertain tax positions. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.
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
On December 27, 2020, the United States enacted the Consolidated Appropriations Act, which extended many of the benefits of the CARES Act that were scheduled to expire. The Consolidated Appropriations Act did not have a material impact on the Company's consolidated financial statements and related disclosures.
16.    Employee Retirement Plan
The Company has an employee retirement plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of this plan. The Company is not required to make matching contributions under the plan; however, in 2019, the Company began making matching contributions. The Company

PHASEBIO PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

voluntarily contributed $0.3 million and $0.2 million to the plan for the years ended December 31, 2021, and 2020, respectively.
17.    Related Party Transactions
As described above in Note 13, the Company is party to the MedImmune License. AstraZeneca, the parent company of MedImmune, is a related party of the Company.
18.    Subsequent Events
On January 10, 2022, the Company issued 500,000 shares of common stock through the ATM Program for net proceeds of $1.2 million.
On January 13, 2022, the Company established the 2022 Inducement Plan (the "Inducement Plan"), which is a stock-based compensation plan for inducement grants. On January 14, 2022, the Company reserved 1,400,000 shares of common stock for grant under the Inducement Plan.

(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes to the financial statements.
(a)(3) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018

3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018

4.1	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018

4.2	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018

4.3	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.	10-K	001-38697	4.4	March 26, 2019

4.4	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.	10-K	001-38697	4.5	March 26, 2019

4.5	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on July 26, 2019.	10-Q	001-38697	4.6	August 14, 2019

4.6	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on July 26, 2019.	10-Q	001-38697	4.7	August 14, 2019

4.7	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 9, 2019.	10-Q	001-38697	4.8	November 14, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
4.8	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on October 9, 2019.	10-Q	001-38697	4.9	November 14, 2019

4.9	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to SFJ Pharmaceuticals X, Ltd. on January 9, 2020.	10-K	001-38697	4.10	March 30, 2020

4.10	Description of PhaseBio Pharmaceuticals, Inc. Common Stock.	10-K	001-38697	4.11	March 30, 2020

10.1+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Option Agreement.	S-8	333-227935	10.2	October 22, 2018

10.2+	2018 Equity Incentive Plan (as amended).	10-Q	001-38697	10.1	November 10, 2021

10.3#+	Form of RSU Grant Notice and Award Agreement for 2018 Equity Incentive Plan.

10.4+	2018 Employee Stock Purchase Plan.	S-8	333-227935	10.3	October 22, 2018

10.5+	2022 Inducement Plan and Forms of Stock Option Grant Notice and Option Agreement.	S-8	333-262185	99.3	January 14, 2022

10.6#+	Form of RSU Grant Notice and Award Agreement for 2022 Inducement Plan.

10.7#	Non-Employee Director Compensation Policy, as amended.

10.8+	Form of Indemnification Agreement by and between PhaseBio Pharmaceuticals, Inc. and each of its directors and executive officers.	S-1/A	333-227474	10.5	October 5, 2018

10.9#+	Severance Benefit Plan and Form of Participation Agreement, as amended.

10.10+	Amended and Restated 2002 Stock Plan and Form of Option Agreement and Exercise Notice thereunder, as amended to date.	S-1	333-227474	10.1	September 21, 2018

10.11+	Offer Letter, dated as of November 19, 2012, by and between PhaseBio Pharmaceuticals, Inc. and Jonathan P. Mow, as amended to date.	S-1	333-227474	10.7	September 21, 2018

10.12+	Offer Letter, dated as of March 13, 2016, by and between PhaseBio Pharmaceuticals, Inc. and John Sharp.	S-1	333-227474	10.8	September 21, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.13+	Offer Letter, dated as of March 30, 2016, by and between PhaseBio Pharmaceuticals, Inc. and John Lee, M.D., Ph.D.	S-1	333-227474	10.9	September 21, 2018

10.14†	License Agreement, dated as of October 18, 2006 and as amended to date, by and between Phase Bioscience, Inc. (predecessor to PhaseBio Pharmaceuticals, Inc.) and Duke University.	S-1	333-227474	10.10	September 21, 2018

10.15††	Eighth Amendment to License Agreement, dated as of March 5, 2019, by and between PhaseBio Pharmaceuticals, Inc. and Duke University.	8-K	001-38697	10.1	April 9, 2019

10.16†	License Agreement, dated as of November 21, 2017, by and between PhaseBio Pharmaceuticals, Inc. and MedImmune Limited.	S-1	333-227474	10.11	September 21, 2018

10.17	Amendment to License Agreement, dated January 9, 2020, by and between PhaseBio Pharmaceuticals, Inc. and MedImmune Limited.	10-K	001-38697	10.13	March 30, 2020

10.18††	Acknowledgement of Grant of a Sublicense in Accordance with the License Agreement between Medimmune Limited and PhaseBio Pharmaceuticals, Inc. and Related Options.	10-Q	001-38697	10.2	August 21, 2021

10.19	Loan and Security Agreement, dated as of October 18, 2017 and as amended to date, by and between PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank.	S-1	333-227474	10.12	September 21, 2018

10.20	Loan and Security Agreement, dated as of March 25, 2019, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.	10-K	001-38697	10.13	March 26, 2019

10.21	Consent and First Amendment to Loan and Security Agreement, dated as of March 19, 2020, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.	10-K	001-38697	10.16	March 30, 2020

10.22	Subordination Agreement, dated as of March 19, 2020, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and SFJ Pharmaceuticals X, Ltd.	10-K	001-38697	10.17	March 30, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.23††	Intellectual Property Security Agreement, dated as of March 19, 2020, by and among PhaseBio Pharmaceuticals, Inc. and Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.	10-K	001-38697	10.18	March 30, 2020

10.24††	Master Services Agreement, dated as of November 14, 2018, by and between PhaseBio Pharmaceuticals, Inc. and BioVectra Inc.	10-K	001-38697	10.14	March 26, 2019

10.25#	Amendment No. 1, dated November 18, 2021, to Master Services Agreement by and between PhaseBio Pharmaceuticals, Inc. and BioVectra Inc.

10.26††	Supply Agreement, dated as of March 10, 2021, by and between PhaseBio Pharmaceuticals, Inc. and BioVectra Inc.	10-Q	001-38697	10.2	May 13, 2021

10.27	Lease Agreement, dated as of January 15, 2010 and as amended to date, by and between PhaseBio Pharmaceuticals, Inc. and Liberty Property Limited Partnership.	S-1	333-227474	10.13	September 21, 2018

10.28††	Co-Development Agreement, dated January 9, 2020, by and between PhaseBio Pharmaceuticals, Inc. and SFJ Pharmaceuticals X, Ltd.	10-K	001-38697	10.21	March 30, 2020

10.29††	Form of Program Transfer Agreement by and between PhaseBio Pharmaceuticals Inc. and SFJ Pharmaceuticals X. Ltd.	10-K	001-38697	10.22	March 30, 2020

10.30††	Asset Purchase Agreement, dated January 13, 2020, by and between PhaseBio Pharmaceuticals, Inc., Viamet Pharmaceuticals Holdings, LLC and Selenity Therapeutics (Bermuda), Ltd.	10-K	001-38697	10.23	March 30, 2020

10.31††	License Agreement, dated as of June 16, 2021, by and between PhaseBio Pharmaceuticals, Inc. and Alfasigma, S.p.A.	10-Q	001-38697	10.1	August 12, 2021

23.1#	Consent of KPMG LLP

24.1#	Power of Attorney (included on signature page)

31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.1#*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)
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
*    These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASEBIO PHARMACEUTICALS INC.

March 24, 2022	By:	/s/ John P. Sharp
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

Signature	Title	Date

/s/ Jonathan P. Mow	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2022
Jonathan P. Mow

/s/ John P. Sharp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2022
John P. Sharp

/s/ Clay B. Thorp	Chairman of the Board of Directors	March 24, 2022
Clay B. Thorp

/s/ Edmund P. Harrigan, M.D.	Director	March 24, 2022
Edmund P. Harrigan, M.D.

/s/ Nancy J. Hutson, Ph.D.	Director	March 24, 2022
Nancy J. Hutson, Ph.D.

/s/ William D. Humphries	Director	March 24, 2022
William D. Humphries

/s/ Caroline M. Loewy	Director	March 24, 2022
Caroline M. Loewy

/s/ Alex C. Sapir	Director	March 24, 2022
Alex C. Sapir

/s/ Richard A. van den Broek	Director	March 24, 2022
Richard A. van den Broek