Form 10-Q
period 2022-03-31
PhaseBio Pharmaceuticals Inc
filed 2022-05-16
CIK 1169245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Common Stock	Shares of Common Stock Outstanding as of May 10, 2022
Common Stock, $0.001 par value	48,690,590

PART 1. FINANCIAL INFORMATION
Item 1.     Condensed Financial Statements
PHASEBIO PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$18,688	$41,800
Prepaid expenses and other assets	8,881	6,984
Total current assets	27,569	48,784
Property and equipment, net	9,697	10,230
Operating lease right-of-use assets	1,341	1,469
Other assets	57	57
Total assets	$38,664	$60,540
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$5,425	$5,413
Current portion of deferred sublicense revenue	1,594	1,547
Accounts payable	6,778	12,570
Accrued expenses and other current liabilities	7,891	8,353
Total current liabilities	21,688	27,883
Long-term debt, net	—	1,359
Operating lease liabilities, net	969	1,073
Long-term portion of deferred sublicense revenue	7,458	7,622
Development derivative liability	110,944	114,843
Other long-term liabilities	—	794
Total liabilities	141,059	153,574
Commitments and contingencies (Note 8, 10, 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 48,720,557 shares issued and 48,690,590 shares outstanding at March 31, 2022; 48,220,557 shares issued and 48,190,590 shares outstanding at December 31, 2021	49	48
Treasury stock, at cost, 29,967 shares as of March 31, 2022 and December 31, 2021	(24)	(24)
Additional paid-in capital	300,515	298,736
Accumulated deficit	(402,935)	(391,794)
Total stockholders’ deficit	(102,395)	(93,034)
Total liabilities and stockholders' deficit	$38,664	$60,540

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Sublicense revenue	$117	$—
Total revenue	117	—
Operating expenses:
Research and development	14,336	22,320
General and administrative	4,009	3,327
Total operating expenses	18,345	25,647
Loss from operations	(18,228)	(25,647)
Other income (expense):
Gain/(loss) from remeasurement of development derivative liability	7,233	(1,426)
Interest income	3	2
Interest expense	(148)	(285)
Foreign exchange loss	(1)	(2)
Total other income (expense)	7,087	(1,711)
Net loss	$(11,141)	$(27,358)
Net loss per common share, basic and diluted	$(0.23)	$(0.87)
Weighted average common shares outstanding, basic and diluted	48,635,034	31,282,662

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	48,220,557	$48	(29,967)	$(24)	$298,736	$(391,794)	$(93,034)
Issuance of common stock, net	500,000	1	—	—	1,182	—	1,183
Stock-based compensation	—	—	—	—	597	—	597
Net loss	—	—	—	—	—	(11,141)	(11,141)
Balance at March 31, 2022	48,720,557	$49	(29,967)	$(24)	$300,515	$(402,935)	$(102,395)

Balance at December 31, 2020	29,471,854	$29	(29,967)	$(24)	$235,516	$(260,723)	$(25,202)
Issuance of common stock in public offering, net	18,400,000	19	—	—	60,065	—	60,084
Exercise of stock options	110,146	—	—	—	217	—	217
Stock-based compensation	—	—	—	—	670	—	670
Net loss	—	—	—	—	—	(27,358)	(27,358)
Balance at March 31, 2021	47,982,000	$48	(29,967)	$(24)	$296,468	$(288,081)	$8,411

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(11,141)	$(27,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	601	474
Stock-based compensation	597	670
(Gain)/loss from remeasurement of development derivative liability	(7,233)	1,426
Non-cash interest expense	45	93
Non-cash research and development expense	3,334	11,798
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,900)	965
Accounts payable	(5,811)	2,199
Accrued expenses and other current liabilities	(1,259)	(467)
Deferred sublicense revenue	(117)	—
Net cash used in operating activities	(22,884)	(10,200)
Investing activities
Purchases of property and equipment	(49)	(133)
Net cash used in investing activities	(49)	(133)
Financing activities
Proceeds from issuance of common stock in public offering, net	1,185	60,536
Proceeds from exercise of stock options	—	2
Repayments of long-term debt	(1,364)	(1,364)
Net cash (used in)/provided by financing activities	(179)	59,174
Net (decrease)/increase in cash and cash equivalents	(23,112)	48,841
Cash and cash equivalents at the beginning of the period	41,800	28,122
Cash and cash equivalents at the end of the period	$18,688	$76,963
Supplemental disclosure for cash flow
Cash paid for interest	$104	$192
Supplemental disclosure of non-cash investing and financing activities
Stock offering costs included in accounts payable and accrued expenses	$—	$370
Purchases of property and equipment by incurring development derivative liability	$—	$3,317
Purchases of property and equipment included in accounts payable and accrued expenses	$36	$969

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
Going Concern
The Company has experienced net losses and negative cash flows from operations and, as of March 31, 2022, had an accumulated deficit of $402.9 million. The Company expects to continue to incur net losses for at least the next several years. As of March 31, 2022, the Company had cash and cash equivalents of $18.7 million and working capital of $5.9 million. In January 2020, the Company entered into a co-development agreement (the "SFJ Agreement") with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company ("SFJ"), pursuant to which SFJ provides funding and operational support for the clinical development of bentracimab. Management believes that its existing cash and cash equivalents as of March 31, 2022, in addition to the $25.4 million in clinical trial costs and other expenses that the Company expects SFJ will fund or reimburse pursuant to the SFJ Agreement, will not be sufficient to fund operating expenses and capital requirements for 12 months from the date of the issuance of these condensed financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the SFJ Agreement, if the Company fails to remedy such going concern condition during the periods specified in the agreement, SFJ may elect to have the Company's business related to bentracimab transferred to SFJ.
The Company plans to address its liquidity needs through the pursuit of additional funding through a combination of equity or debt financings, or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and transactions and licensing arrangements. However, there is no assurance that these funding efforts will be successful. In this regard, the Company currently has an effective shelf registration statement on Form S-3 (the "2019 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"), which expires in January 2023. The 2019 Shelf Registration Statement currently permits (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of common stock that may be issued and sold under an "at-the-market" sales agreement (the "ATM Program"). The $60.0 million of common stock that may be issued and sold under the ATM Program is included in the $200.0 million of securities that may be issued and sold under the 2019 Shelf Registration Statement. As of March 31, 2022, the Company had $131.4 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $55.8 million may be sold under the ATM Program.
The Company is continuing to assess the effect that the COVID-19 pandemic and geopolitical tensions, such as Russia's incursion into Ukraine, may have on its business and operations. The extent to which COVID-19 and geopolitical tensions may impact the Company's business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic distribution of the disease and its variants over time, the efficacy and availability and pace of administration of vaccines and antiviral agents against the disease, the continued duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the continued duration of, the COVID-19 pandemic and geopolitical tensions may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing the Company's ability to access capital, which could in the future negatively affect its liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company's business and the value of its common stock.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed financial statements have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim condensed financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 24, 2022, wherein a more complete discussion of significant accounting policies and certain other information can be found.
Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).
The Company manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.
2.    Significant Accounting Policies
Use of Estimates
The preparation of the Company’s condensed financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. The most significant estimates in the Company’s condensed financial statements relate to the valuation of the development derivative liability, the deferral and recognition of revenue under the exclusive sublicense agreement (the “Alfasigma Sublicense”) entered into with Alfasigma S.p.A. (“Alfasigma”) and the clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.
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
Deferred Sublicense Revenue
When consideration is received, or such consideration is unconditionally due, from a customer prior to the Company completing its performance obligation to the customer under the terms of a contract, a contract liability is recorded as deferred revenue. Deferred revenues expected to be recognized as revenue within the 12 months following the condensed balance sheet

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
date are classified as current liabilities. Deferred revenues not expected to be recognized as revenue within the 12 months following the condensed balance sheet date are classified as long-term liabilities.
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
Leases
At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of March 31, 2022 or December 31, 2021.
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
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in either the three months ended March 31, 2022 or the year ended December 31, 2021.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based compensation based on the estimated fair value at the date of grant. Currently, the Company’s stock-based awards consist only of stock options and restricted stock units; however, future grants under the Company’s equity compensation plan may also consist of shares of restricted stock, stock appreciation rights, performance awards and performance units. The Company also maintains the 2018 Employee Stock Purchase Plan (the "ESPP") under which it may issue shares of common stock. The Company estimates the fair value of stock options, restricted stock units, and shares that will be issued under the ESPP using the Black-Scholes option-pricing model, which requires the use of estimates. The Company recognizes stock-based compensation cost for ratably vesting stock options, restricted stock units and shares that it will issue under the ESPP on a straight-line basis over the requisite service period of the award and records forfeitures in the period in which they occur.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include outstanding stock options and restricted stock units under the Company's equity incentive plans, warrants issued from time to time and shares of common stock to be potentially issued under the ESPP, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.
The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of March 31,
	2022	2021
Common stock options	5,451,813	4,195,852
Warrants to purchase common stock	2,323,711	2,323,711
Employee stock purchase plan	529,465	562,393
Unvested restricted stock units	255,849	—
Total	8,560,838	7,081,956

Recent Accounting Pronouncements
There were no new accounting pronouncements that were issued or became effective since the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.
3.    Fair Value Measurement
Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
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
The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date			Total
	Level 1	Level 2	Level 3
As of March 31, 2022:
Assets
Cash equivalents	$18,438	$—	$—	$18,438
Liabilities
Development derivative liability (Note 8)	$—	$—	$110,944	$110,944
As of December 31, 2021:
Assets
Cash equivalents	$41,550	$—	$—	$41,550
Liabilities
Development derivative liability (Note 8)	$—	$—	$114,843	$114,843

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
4.    Property and Equipment
The following table presents the composition of property and equipment, net (in thousands):

	As of March 31, 2022	As of December 31, 2021
Lab equipment	$13,045	$12,995
Computer hardware, software and telephone	148	148
Furniture and fixtures	221	221
Leasehold improvements	104	105
Construction in progress	700	681
	14,218	14,150
Less accumulated depreciation	(4,521)	(3,920)
Property and equipment, net	$9,697	$10,230

Depreciation expense was $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
5.    Accrued Expenses and Other Current Liabilities
The following table presents the composition of accrued expenses and other current liabilities (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accrued clinical and related costs	$3,260	$3,985
Accrued compensation and related costs	1,348	2,850
Accrued final payment liability (Note 6)	830	—
Accrued interest	31	38
Current portion of operating lease liability	450	475
Accrued other	1,972	1,005
Accrued expenses and other current liabilities	$7,891	$8,353
6.    Debt
In March 2019, the Company entered into a loan (the "2019 Loan") with Silicon Valley Bank ("SVB") and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”), pursuant to which the Company could borrow up to $15.0 million, issuable in three separate tranches (“Advances”), of $7.5 million (“Tranche 1”), which was issued upon execution of the 2019 Loan, $2.5 million, which was issued in May 2019 (“Tranche 2”) and $5.0 million, which was issued in October 2019 (“Tranche 3”), and which the Company was required to draw upon the achievement of certain regulatory milestones (the “Tranche 3 Milestones”).
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
WestRiver warrants to purchase an aggregate of 24,262 shares of common stock with an exercise price of $3.88 per share. All warrants are immediately exercisable and expire ten years from the date of issuance.
The Company’s obligations under the 2019 Loan are secured by a first-priority security interest in substantially all of the Company’s current and future assets. The Company is also obligated to comply with various other customary covenants, including restrictions on the Company’s ability to encumber its intellectual property assets. The Company was in compliance with all covenants under the 2019 Loan as of March 31, 2022.
The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowings of Tranches 1, 2 and 3. The balance of the Final Payment liability was $0.8 million as of March 31, 2022 and is included in accrued expenses and other current liabilities on the condensed balance sheet as of March 31, 2022, and was included in other long-term liabilities on the balance sheet as of December 31, 2021. The debt discount and the Final Payment liability are being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense, including amortization of the debt discount related to the term debt and the Final Payment liability, totaled $0.1 million and $0.3 million for the three months ended March 31, 2022 and 2021.
The following table sets forth by year the Company’s required future principal payments as of March 31, 2022 (in thousands):

Years Ending December 31,
2022 (remaining nine months)	$4,091
2023	1,364
Total principal payments	5,455
Less unamortized loan fees	(30)
Total term loan borrowings	$5,425
7.    Deferred Sublicense Revenue

In June 2021, the Company entered into the Alfasigma Sublicense with Alfasigma, under which the Company granted to Alfasigma exclusive rights to develop, use, sell, have sold, offer for sale and import any product composed of or containing bentracimab (the "Licensed Products") in the European Union and European Economic Area, as well as the United Kingdom, Russia, Ukraine and certain other countries within the Commonwealth of Independent States, Europe and central Asia, (the "Sublicense Territory"). Under the terms of the Alfasigma Sublicense, the Company received a $20.0 million upfront payment from Alfasigma in July 2021 and will be eligible to receive up to $35.0 million upon the achievement of certain pre-revenue regulatory milestones, up to $190.0 million upon the achievement of certain commercial milestones and tiered royalty payments based on net sales, with percentages starting in the low double digits and escalating to the mid-twenties. Also, as part of the overall arrangement, the Company has agreed to supply the Licensed Products to Alfasigma at the lower of cost or a price not to exceed certain agreed amounts.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The transaction price was allocated to the three performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the Development and Regulatory Activities and the Supply of Licensed Product was estimated using the expected cost-plus margin approach. The Company allocated the upfront portion of the transaction price to the performance obligations as of March 31, 2022 as follows (in thousands):

	Transaction Price	Cumulative Sublicense Revenue Recognized	Deferred Sublicense Revenue
License	$10,223	$10,223	$—
Development and Regulatory Services	2,647	725	1,922
Supply of License Product	7,130	—	7,130
	$20,000	$10,948	9,052
Less current portion of long-term deferred sublicense revenue			(1,594)
Total long-term deferred sublicense revenue			$7,458

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
In addition to the $90.0 million of initial funding, the Company has elected to receive an additional $30.0 million of funding having met specific, pre-defined clinical development milestones for bentracimab. From the inception of the SFJ Agreement through March 31, 2022, SFJ has provided funding and paid for amounts on the Company's behalf in the aggregate amount of $94.6 million under the SFJ Agreement. The Company also expects that SFJ will fund or reimburse an additional $25.4 million of clinical trial costs and other expenses.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The Company accounts for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. At March 31, 2022, the derivative is presented as a liability in the Company's condensed balance sheet. Any changes in fair value are recorded within the Company's statement of operations. The liability was initially recorded at a value of $2.1 million, which incorporates the $10.0 million upfront payment from SFJ and the issuance of the Company's common stock warrants to SFJ. During the three months ended March 31, 2022 and 2021, SFJ provided additional funding and paid for amounts on the Company's behalf in the aggregate amount of $3.3 million and $15.1 million, respectively, and the development derivative liability was subsequently remeasured at March 31, 2022, as a Level 3 derivative. The change in fair value resulted in a $7.2 million gain and $1.4 million loss from remeasurement of development derivative liability on the statement of operations for the three months ended March 31, 2022 and 2021, respectively.
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
The following table presents activity for the development derivative liability during the three months ended March 31, 2022 (in thousands):

Development Derivative Liability
Balance at December 31, 2021	$114,843
Funding during the period	3,334
Change in fair value	(7,233)
Balance at March 31, 2022	$110,944
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
In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to September 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. In June 2020, the Company entered into a lease for additional office space in Malvern, Pennsylvania, which expires in September 2023. As of March 31, 2022, the weighted average remaining lease term for the Company’s leases was 3.7 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 5.9%.
Maturities of operating lease liabilities as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (remaining nine months)	$412
2023	419
2024	279
2025	283
2026	215
Total future minimum lease payments	1,608
Less present value adjustments	(181)
Operating lease liabilities	$1,427

The Company recognizes rent expense for the operating leases on a straight-line basis. Rent expense was $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
11.    Stockholders’ Equity
Shelf Registration Statement
In December 2019, the Company filed the 2019 Shelf Registration Statement on Form S-3, which became effective in January 2020. The 2019 Shelf Registration Statement, which expires in January 2023, permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of the Company's common stock that may be issued and sold in "at-the-market" sales under the ATM Program. The $60.0 million of common stock that may be issued and sold under the ATM Program is included in the $200.0 million of securities that may be issued and sold under the 2019 Shelf Registration Statement. As of March 31, 2022, the Company has $131.4 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $55.8 million may be sold under the ATM Program.
Shares Sold Under the ATM Program
The Company sold 500,000 shares for net proceeds of $1.2 million for the three months ended March 31, 2022 and did not sell any shares of common stock pursuant to the ATM Program during the three months ended March 31, 2021. As of March 31, 2022, the Company has sold 1,061,848 shares of common stock pursuant to the ATM Program for net proceeds of $4.1 million.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
12.    Stock-Based Compensation
Stock-based compensation expense has been reported in the Company’s condensed statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$443	$475
Research and development	154	195
Total stock-based compensation	$597	$670

As of March 31, 2022, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $5.2 million, which is expected to be recognized in expense over a weighted-average period of 2.8 years. As of March 31, 2022, the total unrecognized compensation expense related to unvested employee and non-employee restricted stock units was $0.3 million, which is expected to be recognized in expense over a weighted-average period of 3.0 years. These amounts include grants of stock options and restricted stock units made under the 2018 Equity Incentive Plan and the 2022 Inducement Plan, which was established on January 14, 2022.
In October 2018, the Company's board of directors and stockholders approved the ESPP, which became effective on October 17, 2018. The ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code for U.S. employees.
Under the ESPP, eligible employees are granted rights to purchase shares of common stock, which are funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of the Company's common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan, and the Company recorded stock-based compensation expense of $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company issued 201,015 shares of common stock under the ESPP.
As of March 31, 2022, the total unrecognized compensation expense related to the ESPP was $46,000, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

13.    License and Other Agreements
MedImmune Limited License Agreement
In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly-owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). The Company has made contingent milestone payments of $3.0 million and is obligated to make remaining payments totaling up to an aggregate of $15.0 million upon the achievement of clinical development and regulatory milestones. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company incurred no royalty costs under the MedImmune License in each of the three months ended March 31, 2022 and 2021.
The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of bentracimab and provides MedImmune with the return of rights to bentracimab if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. The Company incurred no third-party product storage costs in each of the three months ended March 31, 2022 and 2021. AstraZeneca is a stockholder of the Company.

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
The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of March 31, 2022, the Company was in compliance with its development obligations.
The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through March 31, 2022.
Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional non-royalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $1.0 million. The Company incurred no costs under the Duke License in each of the three months ended March 31, 2022 and 2021.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
In connection with the Alfasigma Sublicense, the Company and Alfasigma also entered into an Acknowledgement of Grant of Sublicense with MedImmune (the “Acknowledgement of Grant”), which provides for, among other things, (i) a potential assignment of the Alfasigma Sublicense from the Company to MedImmune or (ii) a potential assignment of the Medimmune License from the Company to Alfasigma, in either case in the event that the Company breaches certain obligations under the Medimmune License that are not cured or remedied and SFJ has grounds to execute a “Program Transfer” (as defined in the SFJ Agreement) but elects not to do so. The Company recognized $0.1 million and no revenue under the Alfasigma Sublicense in the three months ended March 31, 2022 and 2021, respectively.
Wacker License Agreement
In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries, and to commercialize bentracimab, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company completed a technology transfer of its current manufacturing process for bentracimab from Wacker to BioVectra Inc. (“BioVectra”), another manufacturer certified for good manufacturing practices (“cGMP”), and has engaged BioVectra to manufacture drug substance for the Company’s ongoing clinical trials and to manufacture commercial supply of bentracimab following regulatory approval, if obtained. The Company incurred $0.1 million in costs under the Wacker License Agreement for each of the three months ended March 31, 2022 and 2021.
Viamet Asset Purchase Agreement
In January 2020, the Company entered into a purchase agreement ("PB6440 Agreement") with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd. (the "Sellers"), pursuant to which the Company acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by the Company under the PB6440 Agreement (together, "Compounds"). Under the terms of the PB6440 Agreement, the Company paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. The Company incurred no costs under the PB6440 Agreement for each of the three months ended March 31, 2022 and 2021.
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
Pursuant to the Minimum Annual Commitments, the Company is obligated to purchase a minimum of (i) approximately $14.0 million of batches of bentracimab in years 2022 through 2023, (ii) approximately $37.0 million of batches of

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
bentracimab in 2024, and (iii) approximately $48.0 million of batches of bentracimab in each of years 2025 through 2031. In the event the Company does not purchase the applicable Minimum Annual Commitment in a given year, it will be obligated to make a payment to BioVectra in an amount equal to the then-applicable supply price per batch multiplied by the difference between the Minimum Annual Commitment for such year and the number of batches of product it actually purchased in such year, except in the event that BioVectra was unable to deliver the number of batches ordered by the Company in such year. The Company will have the right to reduce the Minimum Annual Commitments for the year 2026 and subsequent years by up to a specified maximum percentage per year. Further, if the Company is only able to obtain regulatory approval for products incorporating bentracimab in only one of the United States or Europe, BioVectra and the Company have agreed to discuss in good faith an amendment to the BioVectra Agreement to reflect decreased requirements for product and impacts to the supply price to reflect lower volume commitments. The Company incurred no costs under the BioVectra Agreement for each of the three months ended March 31, 2022 and 2021, respectively.
14.    Revenue
Sublicense revenue
Sublicense revenue relates to the revenue that the Company recognized in relation to the Alfasigma Sublicense. The Company recognized sublicense revenue of $0.1 million and zero in the three months ended March 31, 2022 and 2021, respectively.
15.    Related Party Transactions
As described above in Note 13, the Company is party to the MedImmune License. AstraZeneca, the parent company of MedImmune, is a related party of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the periods ended December 31, 2021 and 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 24, 2022 (the "Annual Report on Form 10-K"). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to PhaseBio Pharmaceuticals, Inc.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Such risks and uncertainties may be amplified by the COVID-19 pandemic, geopolitical uncertainties, such as Russia's incursion into Ukraine, and its potential impact on our business and the global economy. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, except as required by law.
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for cardiovascular diseases. Our lead product candidate, bentracimab (also known as PB2452), is a novel reversal agent for the antiplatelet drug ticagrelor. Bentracimab has been generally well tolerated in our completed trials, with no drug-related serious adverse events, or SAEs. In our completed Phase 2a and Phase 2b clinical trials of bentracimab, we observed immediate and complete reversal of ticagrelor’s antiplatelet activity within five minutes following initiation of infusion and sustained reversal for over 20 hours. We are currently conducting our pivotal Phase 3 REVERSE-IT trial of bentracimab in patients who present with uncontrolled major or life-threatening bleeding or who require urgent surgery or invasive procedure. In a prespecified interim analysis of 150 enrolled patients (142 of whom enrolled required urgent surgery or an invasive procedure and eight of whom enrolled with uncontrolled major or life-threatening bleeding), bentracimab achieved the primary endpoint of the trial by immediately and sustainably reversing the antiplatelet effects of ticagrelor. We are developing bentracimab pursuant to a co-development agreement, or the SFJ Agreement, with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company, or SFJ. We are also developing our preclinical product candidate, PB6440, for treatment-resistant hypertension. Except for the rights that we granted to Alfasigma S.p.A., or Alfasigma, for bentracimab, we retain worldwide commercial rights to all of our product candidates.
Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of bentracimab in the United States through an accelerated approval process to treat patients who present with uncontrolled bleeding or require surgery. We are targeting to submit a Biologics License Application, or BLA, to the FDA for bentracimab early in the fourth quarter of 2022, although this timing could be impacted by the continued scope and duration of the COVID-19 pandemic. During our Type B pre-BLA meeting, the FDA agreed that our plans to submit a BLA with data from 25 to 30 patients with uncontrolled bleeding, together with data from the fully completed surgical cohort, in the REVERSE-IT trial appeared reasonable to support both bleeding and surgical indications for bentracimab. To date, and subject to final adjudication, the REVERSE-IT trial has enrolled 35 patients taking ticagrelor who experienced uncontrolled bleeding events. The FDA confirmed its prior recommendation that we complete enrollment in the REVERSE-IT trial following accelerated approval and we plan to continue to enroll bleeding patients in the trial to complete that requirement. The FDA also previously recommended that we establish a post-approval registry study that will be active ahead of a product launch following potential accelerated approval. The FDA also noted that, if during the review process our BLA application was deemed adequate to support approval for only one of the two requested indications, the FDA would consider separating and allowing for possible accelerated approval of only one of the two indications. The FDA has indicated that whether the data from the surgery or uncontrolled bleeding patient populations is adequate to support both indications would be a review issue based on the data submitted.
In addition, our IND for bentracimab was approved by the Center for Drug Evaluation, or CDE, of the China National Medical Products Administration, or NMPA, in August 2021. We expect to begin enrolling patients in China in mid-2022, although this timing could be impacted by the scope and duration of the COVID-19 pandemic.
We initiated IND-enabling studies for PB6440 in 2021 and we plan to submit an IND in the second half of 2022. We are also targeting to begin a first-in-human trial in late 2022, although our timelines could be impacted by the scope and duration of the COVID-19 pandemic.
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
Since our inception, we have incurred significant operating losses. Our net loss was $11.1 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $402.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:
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
Other Income (Expense)
(Gain)/Loss From Remeasurement of Development Derivative Liability
(Gain)/loss from remeasurement of development derivative liability reflects the revaluation at each reporting date of our development derivative liability based on the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms under the SFJ Agreement, which is determined to be fair value. The liability is remeasured at the end of each quarter as a Level 3 derivative, with the change in fair value recorded in the condensed statements of operations.
Interest Income
Interest income consists of interest income from funds held in our cash and cash equivalent accounts.
Interest Expense
Interest expense consists of interest expense on our term loan with SVB and WestRiver.
License, Co-Development and Other Agreements
MedImmune Limited License Agreement
In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or MedImmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $3.0 million of which had been incurred as of March 31, 2022; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. From the inception of the MedImmune License through March 31, 2022, we have incurred costs of $3.6 million under the MedImmune License.
Co-Development Agreement with SFJ Pharmaceuticals
In January 2020, we entered into an agreement with SFJ Pharmaceuticals, or the SFJ Agreement, pursuant to which SFJ provides us funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In March 2020, we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of bentracimab. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. In addition to the $90.0 million of initial funding, we have elected to receive an additional $30.0 million of funding having met specific, pre-defined clinical development milestones for bentracimab. From the inception of the SFJ Agreement through March 31, 2022, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $94.6 million under the SFJ Agreement. We also expect that SFJ will fund or reimburse an additional $25.4 million of clinical trial costs and other expenses. During the term of the SFJ Agreement, we have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ has primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operational support in the European Union.
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

From the inception of the Duke License through March 31, 2022, we have incurred royalty costs of $0.3 million under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.
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
Under the Alfasigma Sublicense, we are responsible for developing the Licensed Products and securing regulatory approval with the EMA and the MHRA, including in accordance with the SFJ Agreement, after which any marketing authorizations will be assigned to Alfasigma. Alfasigma is obligated to obtain and maintain any regulatory approvals necessary to market and sell the Licensed Products (including pricing approvals and post-marketing commitments) and is also responsible for securing regulatory approval in countries outside of Europe and the United Kingdom. We have also agreed to provide Licensed Products to Alfasigma at the lower of cost or a price not to exceed certain agreed amounts. We recognized $0.1 million and zero in revenue under the Alfasigma Sublicense for the three months ended March 31, 2022 and 2021, respectively.
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries and to commercialize bentracimab, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. We completed a technology transfer of our current manufacturing process for bentracimab from Wacker to BioVectra Inc., or BioVectra, another cGMP manufacturer, and have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and to manufacture commercial supply of bentracimab following regulatory approval, if obtained. From the inception of the Wacker License Agreement through March 31, 2022, we have incurred $1.0 million in costs.
Viamet Asset Purchase Agreement
In January 2020, we entered into a purchase agreement, or the PB6440 Agreement, with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, the Compounds. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. From the inception of the PB6440 Agreement through March 31, 2022, we have incurred $0.1 million in costs under the PB6440 Agreement.

BioVectra Supply Agreement
In March 2021, we entered into a supply agreement with BioVectra, or the BioVectra Agreement, for the manufacture and supply by BioVectra of bulk drug substance for bentracimab for commercial distribution following regulatory approval, if obtained. We have also engaged BioVectra to manufacture drug substance for our ongoing clinical trials.
Under the terms of the BioVectra Agreement, BioVectra has committed to maintaining capacity to manufacture an agreed number of batches of product each year for commercial distribution, and we have committed to purchase a specified minimum number of batches of product per year, or the Minimum Annual Commitment, although we are free to contract with third parties for the manufacture of bentracimab. We will pay a supply price per batch of bentracimab to be determined after the manufacturing process for bentracimab is validated in accordance with the BioVectra Agreement, plus the cost of certain consumables, raw materials, and third-party testing.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2022	2021
Revenue
Sublicense revenue	$117	$—	$117
Total revenue	117	—	117
Operating expenses:
Research and development	14,336	22,320	(7,984)
General and administrative	4,009	3,327	682
Total operating expenses	18,345	25,647	(7,302)
Loss from operations	(18,228)	(25,647)	7,419
Other income (expense):
Gain (loss) from remeasurement of development derivative liability	7,233	(1,426)	8,659
Interest income	3	2	1
Interest expense	(148)	(285)	137
Foreign exchange loss	(1)	(2)	1
Total other income (expense)	7,087	(1,711)	8,798
Net loss	$(11,141)	$(27,358)	$16,217
Sublicense Revenue
Sublicense revenue was $0.1 million for the three months ended March 31, 2022, compared to zero for the three months ended March 31, 2021. The increase was attributable to the revenue we recognized from the initial payment pursuant to the Alfasigma Sublicense in July 2021.
Research and Development Expense
Research and development expense was $14.3 million for the three months ended March 31, 2022, compared to $22.3 million for the three months ended March 31, 2021. The decrease of $8.0 million was primarily attributable to drug manufacturing activity in 2021, study site start up costs for the Phase 2b trial related to bentracimab in 2021, and the voluntary ending of the Phase 2b trial of pemziviptadil in the fourth quarter of 2021, partially offset by an increase in personnel costs and other costs associated with our general research and development efforts.
The following table summarizes our research and development expenses by functional area (in thousands):

	Three Months Ended March 31,		Change
	2022	2021
Preclinical and clinical development	$10,603	$19,291	$(8,688)
Compensation and related benefits	2,276	1,817	459
Stock-based compensation	154	195	(41)
Facilities expense	401	368	33
Other	902	649	253
Total research and development expenses	14,336	$22,320	$(7,984)

The following table summarizes our research and development expenses by product candidate (in thousands):

	Three Months Ended March 31,		Change
	2022	2021
External research and development expense by program:
Bentracimab	$9,167	$16,837	$(7,670)
Pemziviptadil	1,064	2,201	(1,137)
Unallocated research and development expense:
Compensation and stock-based compensation	2,430	2,012	418
Other research and development	1,675	1,270	405
Total research and development expenses	14,336	$22,320	$(7,984)
We have ceased development of pemziviptadil and are reprioritizing resources and capital towards pre-commercialization activities of bentracimab and the advancement of other pipeline programs, including PB6440 for resistant hypertension.
General and Administrative Expense
General and administrative expense was $4.0 million for the three months ended March 31, 2022, compared to $3.3 million for the three months ended March 31, 2021. The increase of $0.7 million was primarily attributable to increases in consulting costs and personnel expenses due to additional headcount as compared to the three months ended March 31, 2021.
Gain (loss) From Remeasurement of Development Derivative Liability
Gain from remeasurement of development derivative liability was $7.2 million for the three months ended March 31, 2022, compared to loss of $1.4 million for the three months ended March 31, 2021. The change in expense is primarily related to the change in the risk-free interest rate offset by payments received from SFJ.
Interest Expense
Interest expense was $0.1 million for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021. The decrease of $0.2 million was primarily attributable to lower outstanding borrowings on the 2019 Loan during the three months ended March 31, 2022. See "Note 6. Debt" to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information concerning the 2019 Loan.
Liquidity and Capital Resources
Cash Requirements and Going Concern
Funding Requirements
As of March 31, 2022, there were no material changes in our short-term and long-term cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K.
To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next several years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We cannot guarantee when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. We plan to address our future liquidity needs through the pursuit of additional funding through a combination of equity or debt financings, or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and transactions and licensing arrangements. However, there is no assurance that these funding efforts will be successful.
We have experienced net losses and negative cash flows from operations and, as of March 31, 2022, had an accumulated deficit of $402.9 million. We expect to continue to incur net losses for at least the next several years. We expect that our existing cash and cash equivalents as of March 31, 2022, and the $25.4 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse, will not be sufficient to fund our operating expenses and capital requirements for 12 months from the date of the issuance of the condensed financial statements included in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. See "Risk Factors - The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K contained an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the SFJ Agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan." We intend to devote our existing cash and cash equivalents to advance our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and potential commercialization of product candidates. See also "Note 1. Organization and Description of Business" to the financial statements appearing elsewhere in this Quarterly Report for information about our assessment.
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
•our ability to establish collaborations to commercialize bentracimab or any of our other product candidates outside of the United States; and
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.
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
We do not expect to generate substantial revenue from the sales of products, if approved, for at least the next several years. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through government or private grants, collaborations, strategic alliances or transactions or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical tensions.
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and convertible preferred stock, borrowings under our term loans and funds we have received under the SFJ Agreement and funds we have received pursuant to the Alfasigma Sublicense. In future periods we expect SFJ to provide up to an additional $25.4 million of funding pursuant to the SFJ Agreement based upon the achievement of specified milestones with respect to our clinical development of bentracimab. As of March 31, 2022, we had cash and cash equivalents of $18.7 million.
We plan to address our liquidity needs through the pursuit of additional funding through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution agreements and other collaborations, strategic alliances or transactions and licensing agreements. There is no assurance that we will be able to obtain additional funding on acceptable terms or at all. If we are not able to secure adequate additional funding, we will be required to make reductions in certain spending to extend our current funds. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs or clinical trials. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Further, under the SFJ Agreement, if we fail to remedy our going concern condition within the periods specified in the agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. If our business related to bentracimab is transferred to SFJ, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world. Any of these factors could harm our operating results and future prospects.
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
In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide funding to support the development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. In addition to the $90.0 million of initial funding, we have elected to receive an additional $30.0 million of funding having met specific, pre-defined clinical development milestones for bentracimab. From the inception of the SFJ Agreement through March 31, 2022, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $94.6 million. In addition, we expect that SFJ will fund or reimburse an additional $25.4 million of clinical trial costs and other expenses.
In March 2021, pursuant to the 2019 Shelf Registration Statement, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 18,400,000 shares of common stock at a public offering price of $3.50 per share, generating net proceeds of $60.2 million, after deducting underwriting discounts and commissions and other offering costs. On January 10, 2022, we issued 500,000 shares of common stock through the ATM Program for net proceeds of $1.2 million. As of March 31, 2022, we have raised net proceeds of $4.1 million pursuant to the ATM Program from the sale of 1,061,848 shares of our common stock at a weighted-average price of $3.98 per share. We have $131.4 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $55.8 million may be sold under the ATM Program.
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
Cash Flows
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(22,884)	$(10,200)
Net cash used in investing activities	(49)	(133)
Net cash (used in) provided by financing activities	(179)	59,174
Net (decrease) increase in cash and cash equivalents	$(23,112)	$48,841
Operating Activities
Net cash used in operating activities was $22.9 million during the three months ended March 31, 2022. The use of cash primarily related to our net loss of $11.1 million, $9.1 million change in our operating assets and liabilities, and $7.2 million from the gain from remeasurement of development derivative liability, partially offset by non-cash expenses. The non-cash expenses consisted of $3.3 million in research and development expenses paid for on our behalf by SFJ, $0.6 million in stock-based compensation and $0.6 million in depreciation and amortization. The net cash flow from changes in our operating assets and liabilities was principally due to an increase of $1.9 million in prepaid expenses and other assets and decreases of $0.1 million in deferred sublicense revenue, $5.8 million in accounts payable, and $1.3 million in accrued expenses and other current liabilities. The decrease in accounts payable was driven by the timing of manufacturing of drug product and clinical study activity for bentracimab in prior year. The increase in prepaid expenses was primarily due to the timing of payments related to drug manufacturing and clinical trial activities for bentracimab and clinical trial insurance costs for pemziviptadil.
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
Investing Activities
Net cash used in investing activities was $49,000 for the purchase of property and equipment during the three months ended March 31, 2022. Net cash used in investing activities was $0.1 million for the purchase of property and equipment during the three months ended March 31, 2021.
Financing Activities
Net cash used in financing activities was $0.2 million during the three months ended March 31, 2022, due primarily to the repayment of long-term debt offset by cash provided by financing activity in January 2022. Net cash provided by financing activities was $59.2 million during the three months ended March 31, 2021, due primarily to the receipt of $60.5 million in net proceeds from the March 2021 underwritten public offering, partially offset by $1.4 million in repayments of long-term debt.

Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting policies, or GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the condensed balance sheets and the reported amounts of expenses during the reporting periods. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis.
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
There were no material changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
See “Note 2. Significant Accounting Policies” to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.
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
With respect to the quarter ended March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, we implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), through an integrated accounting and consolidation system. The implementation involved changes in processes and systems that required changes to our system of internal control over financial reporting.
We reviewed the system as it was being implemented and the controls affected by the implementation of the new system and made appropriate changes to the affected internal control over financial reporting during the implementation process. Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules

13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K contained an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the SFJ Agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan.
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
We have experienced net losses and negative cash flows from operations and, as of March 31, 2022, had an accumulated deficit of $402.9 million. We expect to continue to incur net losses for at least the next several years. As of March 31, 2022, we had cash and cash equivalents of $18.7 million. We believe that our existing cash and cash equivalents as of March 31, 2022, and the $25.4 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse pursuant to the SFJ Agreement, will not be sufficient to fund our operating expenses and capital requirements for 12 months from the date of the issuance of the condensed financial statements included in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. Our future capital requirements will depend on many factors, including:

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
We will require additional capital to commercialize bentracimab and PB6440. If we receive regulatory approval for any of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical tensions. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
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
We are a clinical-stage biopharmaceutical company, and we have incurred significant net losses since our inception. Our net loss was $11.1 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $402.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, or IPO, and subsequent underwritten sales of our common stock, private placements of convertible debt and convertible preferred stock, borrowings under our term loan, funds we have received under the SFJ Agreement and funds we have received pursuant to the Alfasigma Sublicense. In future periods we expect SFJ to provide up to $25.4 million of funding pursuant to the SFJ Agreement. We have no products approved for commercialization and have never generated any revenue from product sales.
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
If we raise additional funds through collaborations, strategic alliances or transactions or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K contained an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the SFJ Agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan.
The auditor's opinion on our audited financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K includes an explanatory paragraph stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Under the SFJ Agreement, if we fail to remedy such going concern condition during the periods specified in the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. We have multiple quarters in which to remedy the going concern condition, including by restructuring our costs and operations, raising additional capital in financing or strategic transactions or accepting additional financing from SFJ on the same terms as their original commitment (which additional financing they have the option, but not obligation, to provide). If we are unable to remedy the going concern condition and our business related to bentracimab is transferred to SFJ as a result, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world.
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
In addition, in the event that (i) we fail to pay any amounts payable to SFJ under the SFJ Agreement within a specified time period, (ii) we are in default of our obligations (subject to certain exclusions) under the MedImmune License or (iii) either (a) we determine it is probable that we will be unable to meet our obligations as they become due within one year after the date that our condensed financial statements for the then-current quarter are issued, or available to be issued or (b) a “going concern” footnote is included in any of our condensed financial statements, and, in either case ((a) or (b)), we fail to remedy such going concern condition as specified in the agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. We have multiple quarters in which to remedy the going concern condition, including by restructuring our costs and operations, raising additional capital in financing or strategic transactions or accepting additional financing from SFJ on the same terms as their original commitment (which additional financing they have the option, but not obligation, to provide). The auditor's opinion on the audited financial statements included in the Annual Report on Form 10-K contained an explanatory paragraph related to our substantial doubt about our ability to continue as a going concern, thus creating a "going concern" condition under the SFJ Agreement. We cannot guarantee that we will not have any future going concern qualifications in our condensed financial statements. Furthermore, although we currently believe that the cure periods in the SFJ Agreement are sufficient to enable us to remedy any going concern condition, if we are unable to do so and if our business related to bentracimab is transferred to SFJ, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world. See “—The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K contained an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the SFJ Agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan.”

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
The FDA’s accelerated approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. Based on feedback from the FDA, our strategy is to use an accelerated approval pathway that may require that our REVERSE-IT trial of bentracimab be ongoing at the time of BLA approval. To support our BLA submission for accelerated approval, the FDA previously recommended an interim analysis of biomarker data from an initial subset of 100 patients, with approximately 50 patients with uncontrolled major or life-threatening bleeding and approximately 50 patients requiring urgent surgery or an invasive procedure, in our REVERSE-IT trial, together with safety data from our Phase 2 clinical trials. During our Type B pre-BLA meeting, the FDA agreed that our plans to submit a BLA with data from 25 to 30 patients with uncontrolled bleeding, together with data from the fully completed surgical cohort, in the REVERSE-IT trial appeared reasonable to support both bleeding and surgical indications for bentracimab. The FDA confirmed its prior recommendation that we complete enrollment in the REVERSE-IT trial following accelerated approval and we plan to continue to enroll bleeding patients in the trial to complete that requirement. The FDA previously recommended that we establish a post-approval registry study that will be active ahead of a product launch following potential accelerated approval. The FDA also noted that, if during the review process our BLA application was deemed adequate to support approval for only one of the two requested indications, the FDA would consider separating and allowing for possible accelerated approval of only one of the two indications. The FDA has indicated that whether the data from the surgery or uncontrolled bleeding patient populations is adequate to support both indications would be a review issue based on the data submitted.
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
We intend to submit our BLA for potential accelerated approval based on the interim analysis of these patients and are targeting to submit our BLA early in the fourth quarter of 2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic. Following the submission of our BLA, the FDA could determine that the trials conducted by us were insufficient to support approval because, among other potential reasons, we did not enroll a sufficient number of patients in the REVERSE-IT trial, including patients with uncontrolled major or life-threatening bleeding, for all or some of the proposed indications we intend to pursue. The FDA may also determine that our BLA is adequate to support accelerated approval for only one of our two requested indications. Further, the FDA may require us to conduct extensive post-approval studies or require us to make modifications to our ongoing REVERSE-IT trial after approval and marketing.
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
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our product candidates in the United Kingdom and limit our ability to generate revenue in that territory. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there are additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period and frequent delays in the transit of goods between the United Kingdom and the European Union. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the European Union and the United Kingdom.
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
In addition, we are aware of several other products and product candidates as potential treatments for treatment-resistant hypertension that could compete with PB6440. Although we anticipate that PB6440 may be used as a complement to patients’ existing antihypertensive therapies, we expect to compete with existing generic treatments for hypertension that target the mineralocorticoid receptor. In addition to the currently approved mineralocorticoid receptor antagonists, eplerenone and spironolactone, we are also aware of a number of therapies in clinical development for the treatment of resistant hypertension with which PB6440 would compete if approved, including CIN-107, an aldosterone synthase inhibitor currently being evaluated by CinCor Pharma, Inc. in two Phase 2 clinical trials, MLS-101, an aldosterone synthase inhibitor being evaluated by Mineralys Therapeutics, in a Phase 2 clinical trial, and DP13, which is being evaluated by Damian Pharma AG in a Phase 2 trial across Europe in patients with primary aldosteronism.
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
As of the date of this Quarterly Report on Form 10-Q, our patent estate contained at least 22 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 29 United States patents, 13 United States patent applications, 135 foreign patents and 75 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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

We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of bentracimab and our ELP technology. These license agreements impose diligence, development and commercialization timelines and milestone payments, royalties, insurance and other obligations on us. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor and may face other penalties. Such an occurrence would materially adversely affect our business prospects.
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
•state and foreign law equivalents of each of the above federal laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and
•state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For more information about these laws, see “—We are, and may further become, subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of collaborators, partners, customers or sales; and other adverse business consequences.”
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
We are, and may further become, subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of collaborators, partners, customers or sales; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (commonly known as “processing”) sensitive data, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials and sensitive third-party data (collectively, “sensitive data”). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of sensitive data by us and on our behalf.
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations that govern the processing of health-related and other personal data, could apply to our operations or the operations of our partners. We may obtain health data from third parties that is subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to penalties if we violate HIPAA. In addition to HIPAA, the Federal Trade Commission, or FTC, enforces the protection of data privacy rights under Section 5 of the Federal Trade Commission Act against companies that fail to take appropriate steps to keep consumers’ personal data secure. Individually identifiable health data is considered sensitive data that merits stronger safeguards, so the FTC could bring action against us if it felt the security measures we use are not reasonable or appropriate under the circumstances.
At the state level, California has enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020 and creates new individual privacy rights for California consumers (as defined in the law). The CCPA also places increased privacy and security obligations on entities handling certain personal data of consumers or households. Further, California voters passed the California Consumer Privacy Rights Act, or CPRA, on November 3, 2020. The CPRA, which goes into effect on January 1, 2023, will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It also creates a new state agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Other states have recently passed similar laws, including in Virginia the Consumer Data Protection Act, or CDPA, which goes into effect on January 1, 2023, the Colorado Privacy Act, or CPA, which goes into effect on July 1, 2023, and the Utah Consumer Privacy Act, or UCPA, which goes into effect on December 31, 2023. The CCPA, CPRA, CDPA, CPA, UCPA and other similar laws pending in several states may require additional compliance investment and potential business process changes and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Outside the United States, an increasing number of laws, regulations and industry standards apply to data privacy and security. For example, the European Union’s and the United Kingdom’s General Data Protection Regulations, or EU GDPR and UK GDPR, respectively, each impose strict requirements in relation to processing the personal data of individuals located, respectively, within the European Economic Area, or EEA, and/or the United Kingdom; and/or to data processing that occurs in the context of an establishment in, respectively, the EEA and/or the United Kingdom. For example, under the EU GDPR and the UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros under the EU GDPR or 17.5 million Pounds Sterling under the UK GDPR, or 4% of annual global revenue, whichever is greater. Further, individuals or consumer associations may initiate litigation related to our processing of personal data. Other countries outside of Europe have enacted or are considering enacting similar comprehensive data privacy and security laws and regulations, which could increase the cost and complexity of delivering our services and operating our business.
In particular, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data between jurisdictions, which could impede our business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines or injunctions against processing or transferring personal data from the European Union, the United Kingdom or elsewhere. Furthermore, if we are unable to transfer personal data to the United States or other jurisdictions outside the EEA and the United Kingdom, our business operations could be significantly and negatively impacted, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.
In addition, analysis of certain concepts that are fundamental to EU GDPR and UK GDPR compliance are highly complex and open to subjective interpretation, particularly for data processing that occurs in multi-party data processing environments such as those in which we operate our business. For example, in contexts such as these, classification of an organization’s role in relation to any given data processing and the appropriate legal basis for that processing (where required)—each of which is foundational to determining the nature of that organization’s compliance obligations—requires a subjective analysis of the factual circumstances at hand on a case-by-case basis, which may be open to divergent and/or contradictory conclusions and/or regulatory guidance.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent, and often divergent, fashion, creating uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems and practices and to those of any third parties that process sensitive data on our behalf. In addition, these obligations may require us to change our business model.
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail, or be perceived to have failed, to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations or contractual obligations could result in adverse effects, including our inability, or an interruption in our ability, to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions such as investigations, fines, penalties, audits, inspections and other similar actions; litigation, including class-related claims; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.
Any of these events could have a material adverse effect on our reputation, business or financial condition, including by interrupting our business operations, including our clinical trials, limiting or eliminating our ability to process sensitive data or to operate in certain jurisdictions, limiting our ability to develop or commercialize our products, if approved, requiring expenditures of time and resources to defend any claim or inquiry, creating adverse publicity, or requiring revision or restructuring of our operations.
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
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September, 2020 providing pathways for states to build and submit importation plans for drugs from Canada.

Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
As of March 31, 2022, we had approximately 60 employees. As our development progresses, we expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our stock price has been, and may continue to be, volatile. Since our initial public offering, or IPO, and through May 10, 2022, our common stock has traded at prices ranging from $0.96 to $16.65 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
The stock market in general has, and the Nasdaq Global Market and biotechnology companies in particular have, experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the ongoing COVID-19 pandemic and geopolitical tensions, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic and geopolitical tensions, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
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
As of December 31, 2021, we had federal and state NOL carryforward balances of $259.1 million, and $227.6 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022, unless previously utilized or limited by other provisions within the tax law. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs incurred in taxable years beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced, and may in the future experience, ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future, and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are subject to taxation in more than one tax jurisdiction. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our condensed financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our condensed financial statements.
We incur significant costs and demands upon management as a result of being a public company.
As a public company listed in the United States, we incur significant legal, accounting and other costs that could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-

generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
Maintaining the security of our computer information systems and communication systems is a critical issue for us. We devote considerable internal and external resources to network security and other security measures, to protect our systems and users, but these security measures cannot provide absolute security. The multitude and complexity of our computer systems may make them susceptible to service interruption, breaches of security, disruption of data integrity, inadvertent errors that expose our data or systems, malicious intrusion, or random attacks.
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
The effects of a security breach or privacy violation could be further amplified during the current COVID-19 pandemic and geopolitical tensions. In addition, the cost and operational consequences of implementing further data protection measures could be significant and theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Further, we cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.
Item 2.    Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are either filed or furnished with this report or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PhaseBio Pharmaceuticals, Inc.	8-K	001-38697	3.1	October 22, 2018

3.2	Amended and Restated Bylaws of PhaseBio Pharmaceuticals, Inc.	S-1/A	333-227474	3.4	October 5, 2018

4.1	Form of Warrant to Purchase Shares of Series B Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. on December 22, 2009.	S-1	333-227474	4.2	September 21, 2018

4.2	Warrant to Purchase Shares of Series C-1 Redeemable Convertible Preferred Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 18, 2017.	S-1	333-227474	4.3	September 21, 2018

4.3	Fourth Amended and Restated Investor Rights Agreement, by and among PhaseBio Pharmaceuticals, Inc. and certain of its stockholders, dated August 27, 2018.	S-1	333-227474	4.4	September 21, 2018

4.4	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on March 25, 2019.	10-K	001-38697	4.4	March 26, 2019

4.5	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on March 25, 2019.	10-K	001-38697	4.5	March 26, 2019

4.6	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on July 26, 2019.	10-Q	001-38697	4.6	August 14, 2019

4.7	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on July 26, 2019.	10-Q	001-38697	4.7	August 14, 2019

4.8	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to Silicon Valley Bank on October 2, 2019.	10-Q	001-38697	4.8	November 14, 2019

4.9	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to WestRiver Innovation Lending Fund VIII, L.P. on October 2, 2019.	10-Q	001-38697	4.9	November 14, 2019

4.10	Warrant to Purchase Shares of Common Stock, issued by PhaseBio Pharmaceuticals, Inc. to SFJ Pharmaceuticals X, Ltd. on January 9, 2020	10-K	001-38697	4.10	March 30, 2020

10.1#+	Form of RSU Grant Notice and Award Agreement for 2018 Equity Incentive Plan.

10.2#+	Form of RSU Grant Notice and Award Agreement for 2022 Inducement Plan

10.3	Non-Employee Director Compensation Policy, as amended.	10-K	001-38697	10.7	March 24, 2022

10.4+	Severance Benefit Plan and Form of Participation Agreement, as amended.	10-K	001-38697	10.9	March 24, 2022

31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

PHASEBIO PHARMACEUTICALS INC.

May 16, 2022	By:	/s/ John P. Sharp
John P. Sharp Chief Financial Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)