Form 10-Q
period 2022-06-30
PhaseBio Pharmaceuticals Inc
filed 2022-08-12
CIK 1169245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Common Stock	Shares of Common Stock Outstanding as of August 8, 2022
Common Stock, $0.001 par value	49,858,116

PART 1. FINANCIAL INFORMATION
Item 1.     Condensed Financial Statements
PHASEBIO PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,804	$41,800
Prepaid expenses and other assets	3,760	6,984
Total current assets	11,564	48,784
Property and equipment, net	9,322	10,230
Operating lease right-of-use assets	1,222	1,469
Other assets	58	57
Total assets	$22,166	$60,540
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$4,073	$5,413
Current portion of deferred sublicense revenue	1,400	1,547
Accounts payable	6,320	12,570
Accrued expenses and other current liabilities	12,886	8,353
Total current liabilities	24,679	27,883
Long-term debt, net	—	1,359
Operating lease liabilities, net	869	1,073
Long-term portion of deferred sublicense revenue	7,443	7,622
Development derivative liability	106,573	114,843
Other long-term liabilities	—	794
Total liabilities	139,564	153,574
Commitments and contingencies (Note 8, 9, 10, 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 49,888,083 shares issued and 49,858,116 shares outstanding at June 30, 2022; 48,220,557 shares issued and 48,190,590 shares outstanding at December 31, 2021	50	48
Treasury stock, at cost, 29,967 shares as of June 30, 2022 and December 31, 2021	(24)	(24)
Additional paid-in capital	302,176	298,736
Accumulated deficit	(419,600)	(391,794)
Total stockholders’ deficit	(117,398)	(93,034)
Total liabilities and stockholders' deficit	$22,166	$60,540

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Sublicense revenue	$208	$10,338	$325	$10,338
Total revenue	208	10,338	325	10,338
Operating expenses:
Research and development	20,939	27,366	35,275	49,686
General and administrative	4,581	4,025	8,590	7,352
Total operating expenses	25,520	31,391	43,865	57,038
Loss from operations	(25,312)	(21,053)	(43,540)	(46,700)
Other income/(expense):
Gain/(loss) from remeasurement of development derivative liability	8,719	(5,777)	15,952	(7,203)
Interest income	17	5	20	7
Interest expense	(116)	(254)	(264)	(539)
Foreign exchange gain/(loss)	27	—	26	(2)
Total other income/(expense)	8,647	(6,026)	15,734	(7,737)
Net loss before income taxes	(16,665)	(27,079)	(27,806)	(54,437)
Provision for income taxes	—	1,600	—	1,600
Net loss	$(16,665)	$(28,679)	$(27,806)	$(56,037)
Net loss per common share, basic and diluted	$(0.34)	$(0.60)	$(0.57)	$(1.41)
Weighted average common shares outstanding, basic and diluted	49,182,813	47,985,871	48,910,437	39,680,408

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	48,220,557	$48	(29,967)	$(24)	$298,736	$(391,794)	$(93,034)
Issuance of common stock, net	500,000	1	—	—	1,182	—	1,183
Stock-based compensation	—	—	—	—	597	—	597
Net loss	—	—	—	—	—	(11,141)	(11,141)
Balance at March 31, 2022	48,720,557	$49	(29,967)	$(24)	$300,515	$(402,935)	$(102,395)
Issuance of common stock, net	854,677	1	—	—	733	—	734
Exercises of stock options	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	312,849	—	—	—	213	—	213
Stock-based compensation	—	—	—	—	715	—	715
Net loss	—	—	—	—	—	(16,665)	(16,665)
Balance at June 30, 2022	49,888,083	$50	(29,967)	$(24)	$302,176	$(419,600)	$(117,398)

Balance at December 31, 2020	29,471,854	$29	(29,967)	$(24)	$235,516	$(260,723)	$(25,202)
Issuance of common stock in public offering, net	18,400,000	19	—	—	60,065	—	60,084
Exercise of stock options	110,146	—	—	—	217	—	217
Stock-based compensation	—	—	—	—	670	—	670
Net loss	—	—	—	—	—	(27,358)	(27,358)
Balance at March 31, 2021	47,982,000	$48	(29,967)	$(24)	$296,468	$(288,081)	$8,411
Issuance of common stock in public offering, net	—	—	—	—	157	—	157
Exercises of stock options	3,615	—	—	—	6	—	6
Issuance of common stock under employee stock purchase plan	72,105	—	—	—	202	—	202
Stock-based compensation	—	—	—	—	728	—	728
Net loss	—	—	—	—	—	(28,679)	(28,679)
Balance at June 30, 2021	48,057,720	$48	(29,967)	$(24)	$297,561	$(316,760)	$(19,175)

See accompanying notes to unaudited condensed financial statements.

PHASEBIO PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(27,806)	$(56,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,204	1,057
Stock-based compensation	1,312	1,398
(Gain)/loss from remeasurement of development derivative liability	(15,952)	7,203
Non-cash interest expense	77	173
Non-cash research and development expense	7,395	23,705
Changes in operating assets and liabilities:
Receivable from sublicense	—	(18,400)
Prepaid expenses and other assets	3,504	8,855
Accounts payable	(6,439)	(585)
Accrued expenses and other current liabilities	3,735	1,679
Deferred sublicense revenue	(325)	9,662
Net cash used in operating activities	(33,295)	(21,290)
Investing activities
Purchases of property and equipment	(107)	(385)
Net cash used in investing activities	(107)	(385)
Financing activities
Proceeds from issuance of common stock in public offering, net	1,920	60,351
Payments of deferred stock offering costs	—	(40)
Proceeds from exercise of stock options	—	223
Issuance of common stock under employee stock purchase plan	213	202
Repayments of long-term debt	(2,727)	(2,727)
Net cash (used in)/provided by financing activities	(594)	58,009
Net (decrease)/increase in cash and cash equivalents	(33,996)	36,334
Cash and cash equivalents at the beginning of the period	41,800	28,122
Cash and cash equivalents at the end of the period	$7,804	$64,456
Supplemental disclosure for cash flow
Cash paid for interest	$187	$366
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment by incurring development derivative liability	$—	$4,160
Purchases of property and equipment included in accounts payable and accrued expenses	$205	$44

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
Going Concern
The Company has experienced net losses and negative cash flows from operations and, as of June 30, 2022, had an accumulated deficit of $419.6 million. The Company expects to continue to incur net losses for at least the next several years. As of June 30, 2022, the Company had cash and cash equivalents of $7.8 million and negative working capital of $13.1 million. In January 2020, the Company entered into a co-development agreement (the "SFJ Agreement") with SFJ Pharmaceuticals X, Ltd., an SFJ Pharmaceuticals Group company ("SFJ"), pursuant to which SFJ provides funding and operational support for the clinical development of bentracimab. Management believes that its existing cash and cash equivalents as of June 30, 2022, in addition to the $21.0 million in clinical trial costs and other expenses that the Company expects SFJ will fund or reimburse pursuant to the SFJ Agreement, will not be sufficient to fund operating expenses and capital requirements for 12 months from the date of the issuance of these condensed financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the SFJ Agreement, if the Company fails to remedy such going concern condition during the periods specified in the agreement, SFJ may elect to have the Company's business related to bentracimab transferred to SFJ.
The Company plans to address its liquidity needs through the pursuit of additional funding through a combination of equity or debt financings, or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and transactions and licensing arrangements. However, there is no assurance that these funding efforts will be successful. In this regard, the Company currently has an effective shelf registration statement on Form S-3 (the "2019 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"), which expires in January 2023. The 2019 Shelf Registration Statement currently permits (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of common stock that may be issued and sold under an "at-the-market" sales agreement (the "ATM Program"). The $60.0 million of common stock that may be issued and sold under the ATM Program is included in the $200.0 million of securities that may be issued and sold under the 2019 Shelf Registration Statement. As of June 30, 2022, the Company had $130.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $55.0 million may be sold under the ATM Program.
The Company is continuing to assess the effect that the COVID-19 pandemic, geopolitical tensions, such as Russia's incursion into Ukraine, and the resulting global slowdown of economic activity, decades-high inflation, rising interest rates, and a potential recession in the United States may have on its business and operations. The extent to which these uncertainties may impact the Company's business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration and effect of business disruptions, the geographic distribution of COVID-19 and its variants over time, the efficacy and availability and pace of administration of vaccines and antiviral agents against the disease, the continued duration of the outbreak, and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the continued duration of, these uncertainties may be difficult to assess or predict, continued adverse macroeconomic conditions and the growing pandemic have resulted in and could result in further significant disruption of global financial markets, reducing the Company's ability to access capital, which could in the future negatively affect its liquidity. In addition, a recession or market correction resulting from the spread of COVID-19, geopolitical tensions or other macroeconomic factors could materially affect the Company's business and the value of its common stock.

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed financial statements have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim condensed financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 24, 2022, wherein a more complete discussion of significant accounting policies and certain other information can be found.
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
Development Derivative Liability
Development derivative liability is recorded based on the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to contractual terms of the SFJ Agreement, which was determined to have been fair value. The liability is remeasured quarterly, as a Level 3 derivative, with any change in fair value recorded in the form of a gain/(loss) from remeasurement of development derivative liability on the condensed statements of operations.
Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line depreciation method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.
Leases
At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of June 30, 2022 or December 31, 2021.
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
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and right-of-use assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate net positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the extent that the estimated fair value is less than its carrying value. The Company did not recognize any impairment losses in either the six months ended June 30, 2022 or the year ended December 31, 2021.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based compensation based on the estimated fair value at the date of grant. Currently, the Company’s stock-based awards consist only of stock options and restricted stock units; however, future grants under the Company’s equity compensation plan and 2022 Inducement Plan may also consist of shares of restricted stock, stock appreciation rights, performance stock awards and other stock awards. The Company also maintains the 2018 Employee Stock Purchase Plan (the "ESPP") under which it may issue shares of common stock. The Company estimates the fair value of stock options, restricted stock units, and shares that will be issued under the ESPP using the Black-Scholes option-pricing model, which requires the use of estimates. The Company recognizes stock-based compensation cost for ratably vesting stock options, restricted stock units and shares that it will issue under the ESPP on a straight-line basis over the requisite service period of the award and records forfeitures in the period in which they occur.
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
The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2022	2021
Common stock options	5,447,593	4,359,395
Warrants to purchase common stock	2,323,711	2,323,711
Employee stock purchase plan	1,577,880	275,077
Unvested restricted stock units	278,618	—
Total	9,627,802	6,958,183

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
The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date			Total
	Level 1	Level 2	Level 3
As of June 30, 2022:
Assets:
Cash equivalents	$7,570	$—	$—	$7,570
Liabilities:
Development derivative liability (Note 8)	$—	$—	$106,573	$106,573
As of December 31, 2021:
Assets:
Cash equivalents	$41,550	$—	$—	$41,550
Liabilities:
Development derivative liability (Note 8)	$—	$—	$114,843	$114,843

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
4.    Property and Equipment
The following table presents the composition of property and equipment, net (in thousands):

	As of June 30, 2022	As of December 31, 2021
Lab equipment	$13,121	$12,995
Computer hardware, software and telephone	148	148
Furniture and fixtures	230	221
Leasehold improvements	104	105
Construction in progress	843	681
	14,446	14,150
Less accumulated depreciation	(5,124)	(3,920)
Property and equipment, net	$9,322	$10,230

Depreciation expense was $0.6 million for each of the three months ended June 30, 2022 and 2021, and $1.2 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.
5.    Accrued Expenses and Other Current Liabilities
The following table presents the composition of accrued expenses and other current liabilities (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accrued clinical and related costs	$8,093	$3,985
Accrued compensation and related costs	1,256	2,850
Accrued final payment liability (Note 6)	859	—
Accrued interest	22	38
Current portion of operating lease liability	430	475
Accrued other	2,226	1,005
Accrued expenses and other current liabilities	$12,886	$8,353
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
The Company’s obligations under the 2019 Loan are secured by a first-priority security interest in substantially all of the Company’s current and future assets. The Company is also obligated to comply with various other customary covenants, including restrictions on the Company’s ability to encumber its intellectual property assets. The Company was in compliance with all covenants under the 2019 Loan as of June 30, 2022.
The Company recorded a debt discount of $0.4 million for the estimated fair value of warrants and debt issuance costs upon the borrowings of Tranches 1, 2 and 3. The balance of the Final Payment liability was $0.9 million as of June 30, 2022 and is included in accrued expenses and other current liabilities on the condensed balance sheet as of June 30, 2022, and was included in other long-term liabilities on the balance sheet as of December 31, 2021. The debt discount and the Final Payment liability are being amortized to interest expense over the term of the 2019 Loan using the effective-interest method. Interest expense, including amortization of the debt discount related to the term debt and the Final Payment liability, totaled $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.
The following table sets forth by year the Company’s required future principal payments as of June 30, 2022 (in thousands):

Years Ending December 31,
2022 (remaining six months)	$2,727
2023	1,364
Total principal payments	4,091
Less unamortized loan fees	(18)
Total term loan borrowings	$4,073
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
The transaction price was allocated to the three performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the Development and Regulatory Activities and the Supply of Licensed Product was estimated using the expected cost-plus margin approach. The Company allocated the upfront portion of the transaction price to the performance obligations as of June 30, 2022 as follows (in thousands):

	Transaction Price	Cumulative Sublicense Revenue Recognized	Deferred Sublicense Revenue
License	$10,223	$10,223	$—
Development and Regulatory Services	2,647	934	1,713
Supply of License Product	7,130	—	7,130
	$20,000	$11,157	8,843
Less current portion of long-term deferred sublicense revenue			(1,400)
Total long-term deferred sublicense revenue			$7,443

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
In addition to the $90.0 million of initial funding, the Company has elected to receive an additional $30.0 million of funding having met specific, pre-defined clinical development milestones for bentracimab. From the inception of the SFJ Agreement through June 30, 2022, SFJ has provided funding and paid for amounts on the Company's behalf in the aggregate amount of $99.0 million under the SFJ Agreement. The Company also expects that SFJ will fund or reimburse an additional $21.0 million of clinical trial costs and other expenses.
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
The Company accounts for the SFJ Agreement as a derivative instrument that increases and decreases as consideration is received and repayments are made, respectively. The derivative is further adjusted at each reporting period to its estimated fair value. At June 30, 2022, the derivative is presented as a liability in the Company's condensed balance sheet. Any changes in fair value are recorded within the Company's statement of operations. The liability was initially recorded at a value of $2.1 million, which incorporates the $10.0 million upfront payment from SFJ and the issuance of the Company's common stock warrants to SFJ. During the six months ended June 30, 2022 and 2021, SFJ provided additional funding and paid for amounts on the Company's behalf in the aggregate amount of $7.7 million and $30.4 million, respectively, and the development derivative liability was subsequently remeasured at June 30, 2022, as a Level 3 derivative. The change in fair value resulted in a $8.7 million gain and a $5.8 million loss for the three months ended June 30, 2022 and 2021, respectively, and a $16.0 million gain and $7.2 million loss for the six months ended June 30, 2022 and 2021, respectively, from remeasurement of development derivative liability on the statement of operations.
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
The following table presents activity for the development derivative liability during the six months ended June 30, 2022 (in thousands):

Development Derivative Liability
Balance at December 31, 2021	$114,843
Funding during the period	7,682
Change in fair value	(15,952)
Balance at June 30, 2022	$106,573
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
In January 2010, the Company entered into a lease for office and laboratory space in Malvern, Pennsylvania (the “Malvern Lease”). The Malvern Lease commenced in March 2010 and was amended to extend its term to September 2023, with an option to extend the lease for an additional three years. This lease contains escalating rent payments. In December 2018, the Company entered into a lease for office space in San Diego, California, which expires in October 2022. In June 2020, the Company entered into a lease for additional office space in Malvern, Pennsylvania, which expires in September 2023. As of June 30, 2022, the weighted average remaining lease term for the Company’s leases was 3.6 years, and the weighted average discount rate used to determine the right-of-use assets and corresponding operating lease liabilities was 6.0%.
Maturities of operating lease liabilities as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (remaining six months)	$266
2023	416
2024	278
2025	283
2026	215
Total future minimum lease payments	1,458
Less present value adjustments	(160)
Operating lease liabilities	$1,298

The Company recognizes rent expense for the operating leases on a straight-line basis. Rent expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2022 and 2021, respectively.
11.    Stockholders’ Equity
Shelf Registration Statement
In December 2019, the Company filed the 2019 Shelf Registration Statement on Form S-3, which became effective in January 2020. The 2019 Shelf Registration Statement, which expires in January 2023, permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of the Company's common stock that may be issued and sold in "at-the-market" sales under the ATM Program. The $60.0 million of common stock that may be issued and sold under the ATM Program is included in the $200.0 million of securities that may be issued and sold under the 2019 Shelf Registration Statement. As of June 30, 2022, the Company has $130.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $55.0 million may be sold under the ATM Program.
Shares Sold Under the ATM Program
The Company sold 854,677 shares for net proceeds of $0.7 million during the three months ended June 30, 2022, and 1,354,677 shares for net proceeds of $1.9 million during the six months ended June 30, 2022 and did not sell any shares of common stock pursuant to the ATM Program during the three and six months ended June 30, 2021. As of June 30, 2022, the Company has sold 1,916,525 shares of common stock pursuant to the ATM Program for net proceeds of $4.9 million.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
12.    Stock-Based Compensation
Stock-based compensation expense has been reported in the Company’s condensed statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$500	$510	$943	$984
Research and development	215	219	369	414
Total stock-based compensation	$715	$729	$1,312	$1,398

As of June 30, 2022, the total unrecognized compensation expense related to unvested employee and non-employee stock option awards was $4.4 million, which is expected to be recognized in expense over a weighted-average period of 2.6 years. As of June 30, 2022, the total unrecognized compensation expense related to unvested employee and non-employee restricted stock units was $0.3 million, which is expected to be recognized in expense over a weighted-average period of 2.6 years. These amounts include grants of stock options and restricted stock units made under the 2018 Equity Incentive Plan and the 2022 Inducement Plan, which was established on January 14, 2022.
In October 2018, the Company's board of directors and stockholders approved the ESPP, which became effective on October 17, 2018. The ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code for U.S. employees.
Under the ESPP, eligible employees are granted rights to purchase shares of common stock, which are funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of the Company's common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan, and the Company recorded stock-based compensation expense of $0.1 million for the three months ended June 30, 2022 and 2021 and $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company issued 513,864 shares of common stock under the ESPP.
As of June 30, 2022, the total unrecognized compensation expense related to the ESPP was $0.5 million, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

13.    License and Other Agreements
MedImmune Limited License Agreement
In November 2017, the Company entered into a license agreement (“MedImmune License”) with MedImmune Limited (“MedImmune”). MedImmune is a wholly-owned subsidiary of AstraZeneca plc (“AstraZeneca”). Pursuant to the terms of the MedImmune License, MedImmune granted the Company exclusive global rights for the purpose of developing and commercializing products under the MedImmune License (“MedImmune licensed product”). The Company has made contingent milestone payments of $3.0 million and is obligated to make remaining payments totaling up to an aggregate of $15.0 million upon the achievement of clinical development and regulatory milestones. In addition, the Company will pay MedImmune tiered royalties ranging from mid-single-digit to low-teen percentages of net sales of any MedImmune licensed products and additional payments of up to $50.0 million in aggregate commercial milestones. The Company incurred no royalty costs under the MedImmune License in each of the three and six months ended June 30, 2022 and 2021.
The Company also must pay quarterly fees relating to technical services provided by MedImmune. The MedImmune License requires the Company to cooperate with MedImmune on commercial messaging of bentracimab and provides MedImmune with the return of rights to bentracimab if certain commercial diligence requirements are not achieved by the Company. In addition, the MedImmune License offers an option for third-party product storage costs. The Company incurred no third-party product storage costs in each of the three and six months ended June 30, 2022 and 2021. AstraZeneca is a stockholder of the Company.

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
The Company is obligated to pay up to $2.2 million upon the achievement of clinical development and regulatory milestones and up to $0.4 million upon the achievement of commercial milestones. The Duke License may be terminated by Duke if the Company fails to meet certain clinical development and regulatory milestones within specified timeframes. As of June 30, 2022, the Company was in compliance with its development obligations.
The Company is required to use commercially reasonable efforts to develop one or more products or processes and introduce them into commercial markets. Duke will receive low single-digit royalty percentages on net sales of Duke licensed products by the Company or its sublicensee, with minimum aggregate royalties of $0.2 million payable following the Company’s achievement of certain commercial milestones. No sales of Duke licensed products or services have occurred since the effective date through June 30, 2022.
Certain alliance fee payments up to the greater of $0.3 million or a low double-digit percentage of the fees the Company receives from a third party in consideration of forming a strategic alliance may be required depending upon how the patent rights are commercialized. The Company must pay Duke the first $1.0 million of non-royalty payments it receives from a sublicensee, and thereafter a specified percentage of any additional non-royalty payments it receives, subject to certain conditions. If Duke receives revenue as a result of a license or sublicense to a third party in the field of small-molecule oncologics, it will pay the Company a specified percentage of the amount of such revenue in excess of $1.0 million. The Company incurred no costs under the Duke License in each of the three and six months ended June 30, 2022 and 2021.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
In connection with the Alfasigma Sublicense, the Company and Alfasigma also entered into an Acknowledgement of Grant of Sublicense with MedImmune (the “Acknowledgement of Grant”), which provides for, among other things, (i) a potential assignment of the Alfasigma Sublicense from the Company to MedImmune or (ii) a potential assignment of the Medimmune License from the Company to Alfasigma, in either case in the event that the Company breaches certain obligations under the Medimmune License that are not cured or remedied and SFJ has grounds to execute a “Program Transfer” (as defined in the SFJ Agreement) but elects not to do so. The Company recognized $0.2 million and $10.3 million in revenue under the Alfasigma Sublicense for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $10.3 million revenue under the Alfasigma Sublicense for the six months ended June 30, 2022 and 2021, respectively.
Wacker License Agreement
In April 2019, the Company entered into a license agreement (“Wacker License Agreement”), with Wacker Biotech GmbH (“Wacker”), pursuant to which Wacker granted the Company an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries, and to commercialize bentracimab, if approved, manufactured by the Company or on the Company’s behalf using Wacker’s proprietary E. coli strain throughout the world. The Company has the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, the Company is required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of the Company’s royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. The Company completed a technology transfer of its current manufacturing process for bentracimab from Wacker to BioVectra Inc. (“BioVectra”), another manufacturer certified for good manufacturing practices (“cGMP”), and has engaged BioVectra to manufacture drug substance for the Company’s ongoing clinical trials and to manufacture commercial supply of bentracimab following regulatory approval, if obtained. The Company incurred $0.1 million in costs for each of the three months ended June 30, 2022 and 2021, and $0.2 million in costs under the Wacker License Agreement for each of the six months ended June 30, 2022 and 2021.
Viamet Asset Purchase Agreement
In January 2020, the Company entered into a purchase agreement ("PB6440 Agreement") with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd. (the "Sellers"), pursuant to which the Company acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by the Company under the PB6440 Agreement (together, "Compounds"). Under the terms of the PB6440 Agreement, the Company paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. The Company incurred no costs under the PB6440 Agreement for each of the three and six months ended June 30, 2022 and 2021.
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

PhaseBio Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Pursuant to the Minimum Annual Commitments, the Company is obligated to purchase a minimum of (i) approximately $14.0 million of batches of bentracimab in years 2022 through 2023, (ii) approximately $37.0 million of batches of bentracimab in 2024, and (iii) approximately $48.0 million of batches of bentracimab in each of years 2025 through 2031. In the event the Company does not purchase the applicable Minimum Annual Commitment in a given year, it will be obligated to make a payment to BioVectra in an amount equal to the then-applicable supply price per batch multiplied by the difference between the Minimum Annual Commitment for such year and the number of batches of product it actually purchased in such year, except in the event that BioVectra was unable to deliver the number of batches ordered by the Company in such year. The Company will have the right to reduce the Minimum Annual Commitments for the year 2026 and subsequent years by up to a specified maximum percentage per year. Further, if the Company is only able to obtain regulatory approval for products incorporating bentracimab in only one of the United States or Europe, BioVectra and the Company have agreed to discuss in good faith an amendment to the BioVectra Agreement to reflect decreased requirements for product and impacts to the supply price to reflect lower volume commitments. The Company incurred $7.4 million in costs under the BioVectra Agreement in each of the three and six months ended June 30, 2022. The Company did not incur any costs under the BioVectra Agreement in the three and six months ended June 30, 2021.
14.    Revenue
Sublicense revenue
Sublicense revenue relates to the revenue that the Company recognized in relation to the Alfasigma Sublicense. The Company recognized sublicense revenue of $0.2 million and $10.3 million in the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $10.3 million in the six months ended June 30, 2022 and 2021, respectively.
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
Based on feedback from the United States Food and Drug Administration, or FDA, we intend to seek approval of bentracimab in the United States through an accelerated approval process to treat patients who present with uncontrolled bleeding or require surgery. We are targeting to submit a Biologics License Application, or BLA, to the FDA for bentracimab in the fourth quarter of 2022, although this timing could be impacted by the continued scope and duration of the COVID-19 pandemic. During our Type B pre-BLA meeting, the FDA agreed that our plans to submit a BLA with data from 25 to 30 patients with uncontrolled bleeding, together with data from the fully completed surgical cohort, in the REVERSE-IT trial appeared reasonable to support both bleeding and surgical indications for bentracimab. To date, and subject to final adjudication, the REVERSE-IT trial has enrolled more than 35 patients taking ticagrelor who experienced uncontrolled bleeding events. The FDA confirmed its prior recommendation that we complete enrollment in the REVERSE-IT trial following accelerated approval and we plan to continue to enroll bleeding patients in the trial to complete that requirement. The FDA also previously recommended that we establish a post-approval registry study that will be active ahead of a product launch following potential accelerated approval. The FDA also noted that, if during the review process our BLA application was deemed adequate to support approval for only one of the two requested indications, the FDA would consider separating and allowing for possible accelerated approval of only one of the two indications.

The FDA has indicated that whether the data from the surgery or uncontrolled bleeding patient populations is adequate to support both indications would be a review issue based on the data submitted.
In addition, our IND for bentracimab was approved by the Center for Drug Evaluation, or CDE, of the China National Medical Products Administration, or NMPA, in August 2021. We recently activated our first site and expect to begin enrolling patients in China throughout 2022, although this timing could be impacted by the scope and duration of the COVID-19 pandemic.
We initiated IND-enabling studies for PB6440 in 2021 and we plan to submit an IND in the first half of 2023. We are also targeting to begin a first-in-human trial in mid-2023, although our timelines could be impacted by the scope and duration of the COVID-19 pandemic.
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
Since our inception, we have incurred significant operating losses. Our net loss was $27.8 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $419.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expense to continue to be a significant and increasing cost over the next several years as we increase personnel costs, including stock-based compensation, conduct our later-stage clinical trials for bentracimab, develop PB6440, conduct other preclinical studies and clinical trials, prepare regulatory filings and, if we receive regulatory approval for one or more product candidates, prepare for commercialization efforts. After a strategic review, we decided to stop development of pemziviptadil for the treatment of pulmonary arterial hypertension, or PAH, in order to reprioritize resources and capital towards pre-commercialization activities for bentracimab and the advancement of other pipeline programs, including PB6440 for resistant hypertension.
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
Other Income (Expense)
Gain/(Loss) From Remeasurement of Development Derivative Liability
Gain/(loss) from remeasurement of development derivative liability reflects the revaluation at each reporting date of our development derivative liability based on the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms under the SFJ Agreement, which is determined to be fair value. The liability is remeasured at the end of each quarter as a Level 3 derivative, with the change in fair value recorded in the condensed statements of operations.
Interest Income
Interest income consists of interest income from funds held in our cash and cash equivalent accounts.
Interest Expense
Interest expense consists of interest expense on our term loan with SVB and WestRiver.
License, Co-Development and Other Agreements
MedImmune Limited License Agreement
In November 2017, we entered into an exclusive license agreement, or the MedImmune License, with MedImmune Limited, or MedImmune, a wholly owned subsidiary of AstraZeneca plc. Pursuant to the MedImmune License, MedImmune granted us an exclusive, worldwide license under certain patent rights owned or controlled by MedImmune to develop and commercialize any products covered by the MedImmune License, or the MedImmune Licensed Products, for the treatment, palliation, diagnosis or prevention of any human disorder or condition. Under the MedImmune License, we paid MedImmune an upfront fee of $0.1 million. We are also required to pay MedImmune: quarterly fees relating to technical services provided by MedImmune; up to $18.0 million in clinical and regulatory milestone fees, $3.0 million of which had been incurred as of June 30, 2022; up to $50.0 million in commercial milestone fees; and mid-single digit to low-teen royalty percentages on net sales of MedImmune Licensed Products, subject to reduction in specified circumstances. In addition, the MedImmune License offers an option for third-party product storage costs. From the inception of the MedImmune License through June 30, 2022, we have incurred costs of $3.6 million under the MedImmune License.
Co-Development Agreement with SFJ Pharmaceuticals
In January 2020, we entered into an agreement with SFJ Pharmaceuticals, or the SFJ Agreement, pursuant to which SFJ provides us funding to support the global development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor in patients with uncontrolled major or life-threatening bleeding or requiring urgent surgery or an invasive procedure. In March 2020, we obtained the consent of Silicon Valley Bank, or SVB, to grant SFJ a security interest in all of the assets owned or controlled by us that are necessary for the manufacture, use or sale of bentracimab. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. In addition to the $90.0 million of initial funding, we have elected to receive an additional $30.0 million of funding having met specific, pre-defined clinical development milestones for bentracimab. From the inception of the SFJ Agreement through June 30, 2022, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $99.0 million under the SFJ Agreement. We also expect that SFJ will fund or reimburse an additional $21.0 million of clinical trial costs and other expenses. During the term of the SFJ Agreement, we have primary responsibility for clinical development and regulatory activities for bentracimab in the United States and the European Union, while SFJ has primary responsibility for clinical development and regulatory activities for bentracimab in China and Japan and will provide clinical trials operational support in the European Union.
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

From the inception of the Duke License through June 30, 2022, we have incurred royalty costs of $0.3 million under the Duke License. We are also required to apply for, prosecute and maintain all U.S. and foreign patent rights under the Duke License.
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
Under the Alfasigma Sublicense, we are responsible for developing the Licensed Products and securing regulatory approval with the EMA and the MHRA, including in accordance with the SFJ Agreement, after which any marketing authorizations will be assigned to Alfasigma. Alfasigma is obligated to obtain and maintain any regulatory approvals necessary to market and sell the Licensed Products (including pricing approvals and post-marketing commitments) and is also responsible for securing regulatory approval in countries outside of Europe and the United Kingdom. We have also agreed to provide Licensed Products to Alfasigma at the lower of cost or a price not to exceed certain agreed amounts. We recognized $0.2 million and $10.3 million in revenue under the Alfasigma Sublicense for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $10.3 million for the six months ended June 30, 2022 and 2021, respectively.
Wacker License Agreement
In April 2019, we entered into a license agreement, or the Wacker License Agreement, with Wacker Biotech GmbH, or Wacker, pursuant to which Wacker granted us an exclusive license under certain of Wacker’s intellectual property rights to use Wacker’s proprietary E. coli strain for the manufacture of bentracimab worldwide outside of specified Asian countries and to commercialize bentracimab, if approved, manufactured by us or on our behalf using Wacker’s proprietary E. coli strain throughout the world. We have the right to grant sublicenses under the license, subject to certain conditions as specified in the Wacker License Agreement. Under the terms of the agreement, we are required to pay a fixed, nominal per-unit royalty, which is subject to adjustment, and an annual license fee in a fixed Euro amount in the low to mid six digits. The agreement will be in force for an indefinite period of time, and upon the expiration of our royalty obligations, the license will be considered fully paid and will convert to a non-exclusive license. Either party may terminate the Wacker License Agreement for breach if such breach is not cured within a specified number of days. We completed a technology transfer of our current manufacturing process for bentracimab from Wacker to BioVectra Inc., or BioVectra, another cGMP manufacturer, and have engaged BioVectra to manufacture drug substance for our ongoing clinical trials and to manufacture commercial supply of bentracimab following regulatory approval, if obtained. From the inception of the Wacker License Agreement through June 30, 2022, we have incurred $1.1 million in costs.
Viamet Asset Purchase Agreement
In January 2020, we entered into a purchase agreement, or the PB6440 Agreement, with Viamet Pharmaceuticals Holdings, LLC and its wholly-owned subsidiary, Selenity Therapeutics (Bermuda), Ltd., or the Sellers, pursuant to which we acquired all of the assets and intellectual property rights related to the Sellers’ proprietary CYP11B2 inhibitor compound, formerly known as SE-6440 or VT-6440, and certain other CYP11B2 inhibitor compounds that are covered by the patent rights acquired by us under the PB6440 Agreement, or together, the Compounds. Under the terms of the PB6440 Agreement, we paid the Sellers an upfront fee of $0.1 million upon the closing of the transaction, and we are required to pay the Sellers up to $5.1 million upon the achievement of certain development and intellectual property milestones with respect to certain product candidates that contain a Compound, up to $142.5 million upon the achievement of certain commercial milestones with respect to any approved product that contains a Compound and low- to mid-single digit royalty percentages on the net sales of approved products that contain a Compound, subject to customary reductions and offsets in specified circumstances. From the inception of the PB6440 Agreement through June 30, 2022, we have incurred $0.1 million in costs under the PB6440 Agreement.

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
Pursuant to the Minimum Annual Commitments, we are obligated to purchase a minimum of (i) approximately $14.0 million of batches of bentracimab in years 2022 through 2023, (ii) approximately $37.0 million of batches of bentracimab in 2024, and (iii) approximately $48.0 million of batches of bentracimab in each of years 2025 through 2031. In the event we do not purchase the applicable Minimum Annual Commitment in a given year, we will be obligated to make a payment to BioVectra in an amount equal to the then-applicable supply price per batch multiplied by the difference between the Minimum Annual Commitment for such year and the number of batches of bentracimab we actually purchased in such year, or the Minimum Shortfall Payment, except in the event that BioVectra was unable to deliver the number of batches ordered by us in such year. In the event of certain serious or extended failures by BioVectra to supply product in the quantities ordered by us in a given year, our Minimum Annual Commitment for such year (and potentially one or more subsequent years) will be subject to reduction, and our obligation to make a Minimum Shortfall Payment for such year (and potentially one or more subsequent years) will be waived. We will have the right to reduce the Minimum Annual Commitments for the year 2026 and subsequent years by up to a specified maximum percentage per year. Further, if we are only able to obtain regulatory approval for products incorporating bentracimab in only one of the U.S. or Europe, BioVectra and we have agreed to discuss in good faith an amendment to the BioVectra Agreement to reflect decreased requirements for product and impacts to the supply price to reflect lower volume commitments. We incurred $7.4 million in costs under the BioVectra Agreement in each of the three and six months ended June 30, 2022. We did not incur any costs under the BioVectra Agreement in the three and six months ended June 30, 2021.

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2022	2021
Revenue:
Sublicense revenue	$208	$10,338	$(10,130)
Total revenue	208	10,338	(10,130)
Operating expenses:
Research and development	20,939	27,366	(6,427)
General and administrative	4,581	4,025	556
Total operating expenses	25,520	31,391	(5,871)
Loss from operations	(25,312)	(21,053)	(4,259)
Other income/(expense):
Gain/(loss) from remeasurement of development derivative liability	8,719	(5,777)	14,496
Interest income	17	5	12
Interest expense	(116)	(254)	138
Foreign exchange gain	27	—	27
Total other income/(expense)	8,647	(6,026)	14,673
Net loss before income taxes	(16,665)	(27,079)	$10,414
Provision for income taxes	—	1,600	$(1,600)
Net loss	$(16,665)	$(28,679)	$12,014
Sublicense Revenue
Sublicense revenue was $0.2 million for the three months ended June 30, 2022, compared to $10.3 million for the three months ended June 30, 2021. The decrease was attributable to the revenue we recognized from the initial payment pursuant to the Alfasigma Sublicense in July 2021.
Research and Development Expense
Research and development expense was $20.9 million for the three months ended June 30, 2022, compared to $27.4 million for the three months ended June 30, 2021. The decrease of $6.4 million was primarily attributable to drug manufacturing activity in 2021, study site startup costs for the Phase 2b trial related to bentracimab in 2021, and the voluntary ending of the Phase 2b trial of pemziviptadil in the fourth quarter of 2021, partially offset by an increase in costs related to development of PB6440, and personnel costs and other costs associated with our general research and development efforts.
The following table summarizes our research and development expenses by functional area (in thousands):

	Three Months Ended June 30,		Change
	2022	2021
Preclinical and clinical development	$17,145	$24,079	$(6,934)
Compensation and related benefits	2,053	1,843	210
Stock-based compensation	215	219	(4)
Facilities expense	413	399	14
Other	1,113	826	287
Total research and development expenses	$20,939	$27,366	$(6,427)

The following table summarizes our research and development expenses by product candidate (in thousands):

	Three Months Ended June 30,		Change
	2022	2021
External research and development expense by program:
Bentracimab	$14,772	$21,564	$(6,792)
Pemziviptadil	365	2,218	(1,853)
Unallocated research and development expense:
Compensation and stock-based compensation	2,268	2,062	206
Other research and development	3,534	1,522	2,012
Total research and development expenses	$20,939	$27,366	$(6,427)
We have ceased development of pemziviptadil and are reprioritizing resources and capital towards pre-commercialization activities of bentracimab and the advancement of other pipeline programs, including PB6440 for resistant hypertension.
General and Administrative Expense
General and administrative expense was $4.6 million for the three months ended June 30, 2022, compared to $4.0 million for the three months ended June 30, 2021. The increase of $0.6 million was primarily attributable to increases in consulting costs and personnel expenses due to additional headcount as compared to the three months ended June 30, 2021.
Gain/(Loss) From Remeasurement of Development Derivative Liability
Gain from remeasurement of development derivative liability was $8.7 million for the three months ended June 30, 2022, compared to loss of $5.8 million for the three months ended June 30, 2021. This liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The derivative liability is subsequently remeasured at the end of each quarter as a Level 3 derivative. The change is primarily related to the change in the risk-free interest rate offset by payments received from SFJ.
Interest Income
Interest income was $17,000 for the three months ended June 30, 2022, compared to $5,000 for the three months ended June 30, 2021. The increase of $12,000 was attributable to higher interest rates during partially offset by lower balances of cash and cash equivalents.
Interest Expense
Interest expense was $0.1 million for the three months ended June 30, 2022, compared to $0.3 million for the three months ended June 30, 2021. The decrease of $0.2 million was primarily attributable to lower outstanding borrowings on the 2019 Loan during the three months ended June 30, 2022. See "Note 6. Debt" to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information concerning the 2019 Loan.
Foreign Exchange Gain
Foreign exchange gain was $27,000 for the three months ended June 30, 2022, compared to zero for the three months ended June 30, 2021. The increase was attributable to fluctuations in foreign exchange rates.
Provision for Income Taxes
Provision for income taxes was zero for the three months ended June 30, 2022, compared to $1.6 million for the three months ended June 30, 2021. The decrease was attributable to international withholding tax on the initial payment from Alfasigma made in 2021.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,		Change
	2022	2021
Revenue:
Sublicense revenue	$325	$10,338	$(10,013)
Total revenue	325	10,338	(10,013)
Operating expenses:
Research and development	35,275	49,686	(14,411)
General and administrative	8,590	7,352	1,238
Total operating expenses	43,865	57,038	(13,173)
Loss from operations	(43,540)	(46,700)	3,160
Other income/(expense):
Gain/(loss) from remeasurement of development derivative liability	15,952	(7,203)	23,155
Interest income	20	7	13
Interest expense	(264)	(539)	275
Foreign exchange gain/(loss)	26	(2)	28
Total other income/(expense)	15,734	(7,737)	23,471
Net loss before income taxes	(27,806)	(54,437)	26,631
Provision for income taxes	—	1,600	(1,600)
Net loss	$(27,806)	$(56,037)	$28,231
Sublicense Revenue
Sublicense revenue was $0.3 million for the six months ended June 30, 2022, compared to $10.3 million for the six months ended June 30, 2021. The decrease was attributable to the revenue we recognized from the initial payment pursuant to the Alfasigma Sublicense.
Research and Development Expense
Research and development expense was $35.3 million for the six months ended June 30, 2022, compared to $49.7 million for the six months ended June 30, 2021. The decrease of $14.4 million was primarily attributable to drug manufacturing activity in 2021, study site startup costs for the Phase 2b trial related to bentracimab in 2021, and the voluntary ending of the Phase 2b trial of pemziviptadil in the fourth quarter of 2021, partially offset by an increase in personnel costs and other costs associated with our general research and development efforts.
The following table summarizes our research and development expenses by functional area (in thousands):

	Six Months Ended June 30,		Change
	2022	2021
Preclinical and clinical development	$27,748	$43,370	$(15,622)
Compensation and related benefits	4,329	3,660	669
Stock-based compensation	369	414	(45)
Facilities expense	814	767	47
Other	2,015	1,475	540
Total research and development expenses	$35,275	$49,686	$(14,411)
The following table summarizes our research and development expenses by product candidate (in thousands):

	Six Months Ended June 30,		Change
	2022	2021
External research and development expense by program:
Bentracimab	$23,939	$38,401	$(14,462)
Pemziviptadil	1,429	4,419	(2,990)
Unallocated research and development expense:
Compensation and stock-based compensation	4,698	4,074	624
Other research and development	5,209	2,792	2,417
Total research and development expenses	$35,275	$49,686	$(14,411)
General and Administrative Expense
General and administrative expense was $8.6 million for the six months ended June 30, 2022, compared to $7.4 million for the six months ended June 30, 2021. The increase of $1.2 million was primarily attributable to increases in consulting costs and personnel expense due to additional headcount.
Gain/(loss) From Remeasurement of Development Derivative Liability
Gain from remeasurement of derivative liability was $16.0 million for the six months ended June 30, 2022, compared to a loss of $7.2 million for the six months ended June 30, 2021. This liability was initially recorded at the present value of the estimated consideration to be received and the estimated consideration to be paid pursuant to the contractual terms of the SFJ Agreement, which was determined to have been fair value. The derivative liability is subsequently remeasured at the end of each quarter as a Level 3 derivative. The change is primarily related to the change in the risk-free interest rate offset by payments received from SFJ.
Interest Income
Interest income was $20,000 for the six months ended June 30, 2022, compared to $7,000 for the six months ended June 30, 2021. The increase of $13,000 was attributable to higher interest rates during partially offset by lower balances of cash and cash equivalents.
Interest Expense
Interest expense was $0.3 million for the six months ended June 30, 2022, compared to $0.5 million for the six months ended June 30, 2021. The decrease of $0.2 million was attributable to lower outstanding borrowings on the 2019 Loan during the six months ended June 30, 2022. See "Note 6. Debt" in "Notes to Condensed Financial Statements" located in "Part I - Financial Information, Item 1. Condensed Financial Statements" in this Quarterly Report on Form 10-Q for information concerning the 2019 Loan.
Foreign Exchange Gain/(Loss)
Foreign exchange gain was $26,000 for the six months ended June 30, 2022, compared to a loss of $2,000 for the six months ended June 30, 2021. The increase was attributable to fluctuations in foreign exchange rates.
Provision for Income Taxes
Provision for income taxes was zero for the six months ended June 30, 2022, compared to $1.6 million for the six months ended June 30, 2021. The decrease was attributable to international withholding tax on the initial payment from Alfasigma made in 2021.

Liquidity and Capital Resources
Cash Requirements and Going Concern
Funding Requirements
As of June 30, 2022, there were no material changes in our short-term and long-term cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.
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
We have experienced net losses and negative cash flows from operations and, as of June 30, 2022, had an accumulated deficit of $419.6 million. We expect to continue to incur net losses for at least the next several years. We expect that our existing cash and cash equivalents as of June 30, 2022, and the $21.0 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse, will not be sufficient to fund our operating expenses and capital requirements for 12 months from the date of the issuance of the condensed financial statements included in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. See "Risk Factors - The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K contained an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the SFJ Agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan." We intend to devote our existing cash and cash equivalents to advance our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and potential commercialization of product candidates. See also "Note 1. Organization and Description of Business" to the financial statements appearing elsewhere in this Quarterly Report for information about our assessment.
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
We do not expect to generate substantial revenue from the sales of products, if approved, for at least the next several years. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through government or private grants, collaborations, strategic alliances or transactions or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical tensions.
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations primarily through public offerings of our common stock, private placements of convertible debt and convertible preferred stock, borrowings under our term loans and funds we have received under the SFJ Agreement and funds we have received pursuant to the Alfasigma Sublicense. In future periods we expect SFJ to provide up to an additional $21.0 million of funding pursuant to the SFJ Agreement based upon the achievement of specified milestones with respect to our clinical development of bentracimab. As of June 30, 2022, we had cash and cash equivalents of $7.8 million.
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

In January 2020, we entered into the SFJ Agreement, pursuant to which SFJ agreed to provide funding to support the development of bentracimab as a reversal agent for the antiplatelet drug ticagrelor. Under the SFJ Agreement, SFJ has agreed to pay us up to $120.0 million to support the clinical development of bentracimab. In addition to the $90.0 million of initial funding, we have elected to receive an additional $30.0 million of funding having met specific, pre-defined clinical development milestones for bentracimab. From the inception of the SFJ Agreement through June 30, 2022, SFJ has provided funding and paid for amounts on our behalf in the aggregate amount of $99.0 million. In addition, we expect that SFJ will fund or reimburse an additional $21.0 million of clinical trial costs and other expenses.
In March 2021, pursuant to the 2019 Shelf Registration Statement, we completed an underwritten public offering of our common stock, which resulted in the issuance and sale of an aggregate of 18,400,000 shares of common stock at a public offering price of $3.50 per share, generating net proceeds of $60.2 million, after deducting underwriting discounts and commissions and other offering costs. During the six months ended June 30, 2022, we issued 1,354,677 shares of common stock through the ATM Program for net proceeds of $1.9 million. As of June 30, 2022, we have raised net proceeds of $4.9 million pursuant to the ATM Program from the sale of 1,916,525 shares of our common stock at a weighted-average price of $2.59 per share. We have $130.6 million of common stock remaining that can be sold under the 2019 Shelf Registration Statement, of which $55.0 million may be sold under the ATM Program.
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
Cash Flows
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(33,295)	$(21,290)
Net cash used in investing activities	(107)	(385)
Net cash (used in) provided by financing activities	(594)	58,009
Net (decrease) increase in cash and cash equivalents	$(33,996)	$36,334
Operating Activities
Net cash used in operating activities was $33.3 million during the six months ended June 30, 2022. The use of cash was primarily related to our net loss of $27.8 million and $6.0 million of non-cash expenses, partially offset by a $0.5 million change in our operating assets and liabilities. The non-cash expenses consisted primarily of a $16.0 million gain from remeasurement of development derivative liability that resulted from a change in the risk free interest rate affecting the fair market value calculation, offset by $7.4 million of research and development expenses paid for on our behalf by SFJ, $1.3 million in stock based compensation, and $1.2 million in depreciation and amortization expense. The change in our operating assets and liabilities was principally due to a decrease in accounts payable of $6.4 million driven by the timing of pre-commercial and commercial manufacturing of bentracimab in 2021, offset by a decrease of $3.5 million in prepaid expenses and other assets, and a $3.7 million increase in accrued expenses. These changes were driven by the timing of payments related to infrastructure improvements for the BioVectra facility, and the timing of drug manufacturing and clinical trial activities for bentracimab.
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

Investing Activities
Net cash used in investing activities was $0.1 million for the purchase of property and equipment during the six months ended June 30, 2022. Net cash used in investing activities was $0.4 million for the purchase of property and equipment during the six months ended June 30, 2021.
Financing Activities
Net cash used in financing activities was $0.6 million during the six months ended June 30, 2022, due primarily to the repayment of long-term debt, offset by cash provided by the issuance of common stock. Net cash provided by financing activities was $58.0 million during the six months ended June 30, 2021, due primarily to the receipt of $60.4 million in net proceeds from our underwritten public offering that closed in March 2021, $0.2 million in proceeds from the exercise of stock options and $0.2 million in proceeds from shares purchased through the employee stock purchase plan, partially offset by $2.7 million in repayments of long-term debt.
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
With respect to the quarter ended June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are not currently subject to any material legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•If we fail to comply with the continued listing standards of the Nasdaq Global Market, we may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.
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
We have experienced net losses and negative cash flows from operations and, as of June 30, 2022, had an accumulated deficit of $419.6 million. We expect to continue to incur net losses for at least the next several years. As of June 30, 2022, we had cash and cash equivalents of $7.8 million. We believe that our existing cash and cash equivalents as of June 30, 2022, and the $21.0 million of clinical trial costs and other expenses that we expect SFJ will fund or reimburse pursuant to the SFJ Agreement, will not be sufficient to fund our operating expenses and capital requirements for 12 months from the date of the issuance of the condensed financial statements included in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. Our future capital requirements will depend on many factors, including:
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
The spread of COVID-19 and its variants, which has had a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the continued duration of, the COVID-19 pandemic may be difficult to assess or predict, a continued and growing pandemic has and could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction, inflation or other negative global economic conditions resulting from the spread of COVID-19 and its variants could materially affect our business and the value of our common stock. See “Risk Factors - Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.”
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
We are a clinical-stage biopharmaceutical company, and we have incurred significant net losses since our inception. Our net loss was $27.8 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $419.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Since inception, we have financed our operations primarily with proceeds raised in our initial public offering, or IPO, and subsequent underwritten sales of our common stock, private placements of convertible debt and convertible preferred stock, borrowings under our term loan, funds we have received under the SFJ Agreement and funds we have received pursuant to the Alfasigma Sublicense. In future periods we expect SFJ to provide up to $21.0 million of funding pursuant to the SFJ Agreement. We have no products approved for commercialization and have never generated any revenue from product sales.
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
The auditor's opinion on our audited financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K includes an explanatory paragraph stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. In addition, the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, include similar going concern qualifications. Under the SFJ Agreement, if we fail to remedy any such going concern condition during the periods specified in the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. We have multiple quarters in which to remedy the going concern condition, including by restructuring our costs and operations, raising additional capital in financing or strategic transactions or accepting additional financing from SFJ on the same terms as their original commitment (which additional financing they have the option, but not obligation, to provide). If we are unable to remedy the going concern condition and our business related to bentracimab is transferred to SFJ as a result, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world.
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
In addition, in the event that (i) we fail to pay any amounts payable to SFJ under the SFJ Agreement within a specified time period, (ii) we are in default of our obligations (subject to certain exclusions) under the MedImmune License or (iii) either (a) we determine it is probable that we will be unable to meet our obligations as they become due within one year after the date that our condensed financial statements for the then-current quarter are issued, or available to be issued or (b) a “going concern” footnote is included in any of our condensed financial statements, and, in either case ((a) or (b)), we fail to remedy such going concern condition as specified in the agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ. We have multiple quarters in which to remedy the going concern condition, including by restructuring our costs and operations, raising additional capital in financing or strategic transactions or accepting additional financing from SFJ on the same terms as their original commitment (which additional financing they have the option, but not obligation, to provide). The auditor's opinion on the audited financial statements included in the Annual Report on Form 10-K contained an explanatory paragraph related to our substantial doubt about our ability to continue as a going concern, thus creating a "going concern" condition under the SFJ Agreement. In addition, the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, include similar going concern qualifications. We cannot guarantee that we will not have any future going concern qualifications in our condensed financial statements. If we are unable to do so and if our business related to bentracimab is transferred to SFJ, we will not share in any revenues from the commercialization of bentracimab until SFJ has received a 300% return on its investment in bentracimab, after which we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the United States and certain European countries, and after SFJ has received an aggregate 500% return on its investment in bentracimab, we will be entitled to a mid-single-digit royalty on net sales of bentracimab in the rest of the world. See “—The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K contained an explanatory paragraph relating to our substantial doubt about our ability to continue as a going concern. Further, under the SFJ Agreement, SFJ may elect to have our business related to bentracimab transferred to SFJ if we do not remedy such going concern condition within the periods specified in the SFJ Agreement and our ability to share in any revenues from the commercialization of bentracimab will be materially and adversely affected. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan.”
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
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
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
We intend to submit our BLA for potential accelerated approval based on the interim analysis of these patients and are targeting to submit our BLA in the fourth quarter of 2022, although that timeline could be impacted by the continued scope and duration of the COVID-19 pandemic. Following the submission of our BLA, the FDA could determine that the trials conducted by us were insufficient to support approval because, among other potential reasons, we did not enroll a sufficient number of patients in the REVERSE-IT trial, including patients with uncontrolled major or life-threatening bleeding, for all or some of the proposed indications we intend to pursue. The FDA may also determine that our BLA is adequate to support accelerated approval for only one of our two requested indications. Further, the FDA may require us to conduct extensive post-approval studies or require us to make modifications to our ongoing REVERSE-IT trial after approval and marketing.
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
In addition, we are aware of several other products and product candidates as potential treatments for treatment-resistant hypertension that could compete with PB6440. Although we anticipate that PB6440 may be used as a complement to patients’ existing antihypertensive therapies, we expect to compete with existing generic treatments for hypertension that target the mineralocorticoid receptor. In addition to the currently approved mineralocorticoid receptor antagonists, eplerenone and spironolactone, we are also aware of a number of therapies in clinical development for the treatment of resistant hypertension with which PB6440 would compete if approved, including CIN-107, an aldosterone synthase inhibitor currently being evaluated by CinCor Pharma, Inc. in two Phase 2 clinical trials, MLS-101, an aldosterone synthase inhibitor being evaluated by Mineralys Therapeutics, in a Phase 2 clinical trial, and DP13, which is being evaluated by Damian Pharma AG in a Phase 2 trial in Europe in patients with primary aldosteronism.
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
As of the date of this Quarterly Report on Form 10-Q, our patent estate contained at least 22 patent families that we own or in-license that protect various aspects of our product candidates or our ELP technology platform. We own or have rights in 32 United States patents, 15 United States patent applications, 152 foreign patents and 78 foreign patent applications. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
At the state level, California has enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020 and creates new individual privacy rights for California consumers (as defined in the law). The CCPA also places increased privacy and security obligations on entities handling certain personal data of consumers or households. Further, California voters passed the California Consumer Privacy Rights Act, or CPRA, on November 3, 2020. The CPRA, which goes into effect on January 1, 2023, will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It also creates a new state agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Other states have recently passed similar laws, including in Virginia the Consumer Data Protection Act, or VCDPA, which goes into effect on January 1, 2023, the Colorado Privacy Act, or CPA, which goes into effect on July 1, 2023, and the Utah Consumer Privacy Act, or UCPA, which goes into effect on December 31, 2023; and the Connecticut Data Privacy Act, or CDPA, effective July 1, 2023. The CCPA, CPRA, VCDPA, CPA, CDPA, UCPA and other similar laws pending in several states may require additional compliance investment and potential business process changes and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will remain in effect until 2031, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
As of June 30, 2022, we had approximately 60 employees. As our development progresses, we expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our stock price has been, and may continue to be, volatile. Since our initial public offering, or IPO, and through August 8, 2022, our common stock has traded at prices ranging from $0.50 to $16.65 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
The market price of our common stock, as well as the stock market in general has, and the Nasdaq Global Market and biotechnology companies in particular have, experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the ongoing COVID-19 pandemic, geopolitical tensions and adverse macroeconomic conditions, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.
If we fail to comply with the continued listing standards of the Nasdaq Global Market, we may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.
Our common stock is currently listed on Nasdaq under the symbol “PHAS.” To maintain the listing of our common stock on the Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share and a total market value of listed securities of at least $50.0 million. Previously, in June 2022, the decline in the market price of our common stock resulted in Nasdaq notifying us that we were not in compliance with the minimum bid price requirement and the market value of listed securities requirement for continued listing on the Nasdaq Global Market. Although we regained compliance with these requirements in August 2022, there can be no assurance that we will continue to be in compliance with these and other Nasdaq listing criteria in the future. If the Nasdaq Global Market delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
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
The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, together with the CARES Act that was enacted March 27, 2020, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Recently, in the United States, Congress and the Biden administration proposed legislation (which has not yet been enacted) to make various tax law changes. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes that could apply to our business.
We might not be able to utilize a significant portion of our net operating loss carryforwards.
As of December 31, 2021, we had federal and state NOL carryforward balances of $259.1 million, and $227.6 million, respectively. The federal NOLs generated prior to 2018 may be used to offset up to 100% of future taxable income and will begin to expire in 2022. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced, and may in the future experience, ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future, and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
Our internal computer systems, and those of third parties on which we rely, are also vulnerable to damage from computer viruses, malware, natural disasters, ransomware, phishing, supply chain attacks, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with authorized access to systems inside our organization. We have in the past and may in the future identify defects, errors, or vulnerabilities, which could inadvertently permit access to or exposure of customer data. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If any such event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption, security incident, or breach was to result in a loss of or damage to our data or applications, or inappropriate access to or disclosure of confidential or proprietary information, we could incur material legal claims and liability and damage to our reputation, and the further development of our product candidates could be delayed.
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

PHASEBIO PHARMACEUTICALS INC.

August 12, 2022	By:	/s/ John P. Sharp
John P. Sharp Chief Financial Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)